Form 10-Q
period 1998-03-31
FAIRCHILD SEMICONDUCTOR CORP
filed 1998-04-13
CIK 1038272

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 1998

    []     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's classes of common stock as of the close of business on March 31, 1998:


            Title of Each Class                  Number of Shares
            -------------------                  ----------------
     Common Stock; $0.01 par value                      100


                FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                       INDEX


Part I.  Financial Information                                                     Page

Item 1   Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
             for the Three and Nine Months Ended March 1, 1998 and
             February 23, 1997                                                       3

         Condensed Consolidated Balance Sheets as of March 1, 1998
             (Unaudited) and May 25, 1997                                            4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Three and Nine Months Ended March 1, 1998                       5

         Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                             6

Item 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   9

Part II.  Other Information

Item 1   Legal Proceedings                                                           16

Item 6   Exhibits and Reports on Form 8-K                                            16

Signature                                                                            17


                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions) (Unaudited)


                                                         Three Months Ended                         Nine Months Ended
                                                   March 1,           February 23,              March 1,           February 23,
                                                    1998                 1997                     1998                 1997
                                                   --------           ------------              --------           -------------
Revenue:
  Net sales - trade                                   $165.1              $147.5                   $479.1               $434.4
  Contract manufacturing - National
    Semiconductor                                       41.5                25.7                    122.8                 75.8
                                                       -----               -----                    -----                 ----
       Total revenue                                   206.6               173.2                    601.9                510.2
Direct costs and allocated expenses:
  Cost of sales - trade                                116.0               111.6                    329.4                332.0
  Cost of contract manufacturing -
    National Semiconductor                              30.9                25.7                     92.3                 75.8
  Research and development                               9.8                 5.1                     24.7                 13.6
  Selling, general and administrative                   24.6                30.6                     66.6                 72.5
  Purchased in-process research and
    development                                         15.5                  --                     15.5                   --
  Restructuring of operations                             --                  --                       --                  5.3
                                                       -----               -----                    -----                -----
       Total operating costs and expenses              196.8               173.0                    528.5                499.2
                                                       -----               -----                    -----                -----
Operating income                                         9.8                                         73.4
Interest, net                                           12.1                  --                     33.8                   --
Other expense                                           --                   0.5                       --                  1.4
                                                       -----               -----                    -----                -----
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                                  (2.3)               39.6

Revenues less direct and allocated
  expenses before income taxes                                             $(0.3)                                         $9.6
                                                                            =====                                        =====
Income tax expense (benefit)                         (1.7)                                          13.0
                                                     -----                                         -----
Income (loss) before cumulative effect of
  change in accounting principle                     (0.6)                                          26.6

Cumulative effect of change in
  accounting principle, net of tax
  effect of $0.8 million                             (1.5)                                          (1.5)
                                                     -----                                          -----
Net income (loss)                                   $(2.1)                                          $25.1
                                                     =====                                          =====


See accompanying Notes to Condensed Consolidated Financial Statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                          (Unaudited)
                                                            March 1,                May 25,
                                                             1998                    1997
                                                           ---------                -------

ASSETS
Current assets:
  Cash                                                       $ 12.4                  $ 40.7
  Receivables, net                                             86.6                    79.6
  Inventories                                                  99.6                    73.1
  Prepaid expenses and other current assets                    14.4                    16.6
  Deferred income taxes                                         2.1                     2.1
                                                              -----                   -----
      Total current assets                                    215.1                   212.1

  Property, plant and equipment, net                          334.2                   295.0
  Deferred income taxes                                        16.8                    17.8
  Intangibles, net                                             32.3                      --
  Other assets                                                 30.7                    29.4
                                                              -----                   -----
      Total assets                                           $629.1                  $554.3
                                                              =====                   =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                          $ 12.4                    11.0
  Accounts payable                                             65.0                    77.1
  Accrued expenses and other current liabilities               65.1                    40.1
                                                              -----                   -----
      Total current liabilities                               142.5                   128.2

Long-term debt, less current portion                          442.0                   409.0
Other liabilities                                               0.4                     0.4
                                                              -----                   -----
      Total liabilities                                       584.9                   537.6

Commitments and contingencies

Stockholders' Equity:

  Common stock                                                   --                      --
  Additional paid-in capital                                   12.0                     9.6
  Retained earnings                                            32.2                     7.1
                                                              -----                   -----
      Total stockholders' equity                               44.2                    16.7
                                                              -----                   -----
      Total liabilities and stockholders' equity             $629.1                  $554.3
                                                              =====                   =====

See accompanying Notes to Condensed Consolidated Financial Statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

                                                                    Three Months                   Nine Months
                                                                       Ended                          Ended
                                                                      March 1,                       March 1,
                                                                        1998                           1998
                                                                       ------                         -----
Operating activities:

  Net income (loss)                                                    $(2.1)                          $25.1

Addback non-cash adjustments to net income (loss):
   Cumulative effect of change in accounting principle                   1.5                             1.5
   Depreciation and amortization                                        22.2                            62.5
   Loss on disposal of fixed assets                                      0.2                             0.7
   In-process research and development                                  15.5                            15.5
   Deferred income taxes                                                (2.8)                            1.8
Changes in certain assets and liabilities, net:
   Accounts receivable                                                   5.7                             6.9
   Inventories                                                          (7.8)                          (12.9)
   Prepaid expenses and other current assets                            (2.4)                            2.5
   Other assets                                                           --                             0.1
   Current liabilities                                                   4.4                             5.0
                                                                       -----                           -----
         Cash provided by operating activities                          34.4                           108.7

Investing activities:
   Capital expenditures                                                (21.8)                          (49.3)
   Purchase of molds and tooling                                        (1.3)                           (4.2)
   Purchase of Raytheon Semiconductor, Inc.,
      net of cash acquired                                            (116.8)                         (116.8)
                                                                       -----                           -----
         Cash used by investing activities                            (139.9)                         (170.3)

Financing activities:
   Repayment of long-term debt                                         (50.1)                          (55.6)
   Issuance of long-term debt                                           90.0                            90.0
   Debt issuance costs                                                  (1.1)                           (1.1)
                                                                       -----                           -----
         Cash provided by financing activities                          38.8                            33.3
                                                                       -----                           -----

Net change in cash and cash equivalents                                (66.7)                          (28.3)
Cash and cash equivalents at beginning of period                        79.1                            40.7
                                                                       -----                           -----
Cash and cash equivalents at end of period                             $12.4                           $12.4
                                                                       =====                           =====


Cash paid for interest and taxes was $1.9 million and $5.0 million, respectively, for the three-month period ended March 1, 1998, and $24.5 million and $8.3 million, respectively, for the nine-month period ended March 1, 1998.

See accompanying Notes to Condensed Consolidated Financial Statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  Basis of Presentation

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor Corporation (the "Company") as of March 1, 1998 and May 25, 1997 and the Condensed Consolidated Statements of Operations and Cash Flows for the three-and nine-month periods ended March 1, 1998 were prepared by the Company. The Combined Condensed Statements of Operations of the Fairchild Semiconductor Business (the "Business") for the three- and nine-month periods ending February 23, 1997 include all revenues and costs attributable to the Business as it was operated within National Semiconductor Corporation ("National"), including allocations for shared facilities and overhead. In addition, National performed cash management on a centralized basis. As a result, receivables, liabilities and cash receipts and payments were not identifiable on a business specific basis. Given these constraints, certain supplemental cash flow information is presented in lieu of statements of cash flows (Note 3). In the opinion of management, the accompanying condensed consolidated financial statements as of and for the three- and nine-month periods ended February 23, 1997 contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. The allocations and estimates in the Combined Condensed Statements of Operations as of and for the three- and nine-month periods ended February 23, 1997 were based on assumptions that management believes were reasonable under the circumstances. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the financial statements and notes thereto included in the special financial report on Form 10-K for the fiscal year ended May 25, 1997 and the Company's Registration Statement filed on Form S-4 dated July 9, 1997.

Note 2 - Inventories

The components of inventories are as follows:

                                              March 1,       May 25,
                                               1998           1997
                                              -------        -------
                                                   (In millions)
      Raw materials                           $12.7            $8.8
      Work in process                          62.6            43.4
      Finished goods                           24.3            20.9
                                              -----           -----
         Total inventories                    $99.6           $73.1
                                              =====           =====

Note 3  -  Supplemental Cash Flow Information

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

                                                              Three Months               Nine Months
                                                                 Ended                      Ended
                                                              February 23,               February 23,
                                                                  1997                       1997
                                                              ------------               ------------
                                                                           (In millions)

Operating activities:

   Revenues less expenses                                        $(0.3)                      $9.6
   Depreciation and amortization                                  19.1                       56.7
   Loss on disposal of fixed assets, molds and tooling             0.3                        0.5
   Decrease in inventories                                         5.9                       25.8
   Decrease (increase) in prepaid expenses and
      other current assets                                         0.7                       (0.1)
   Decrease in other assets                                        0.4                        1.1
   Decrease in accounts payable                                   (7.0)                     (23.3)
   Increase in accrued expenses and other liabilities              6.9                       16.0
                                                                 -----                      -----
            Cash provided by operating activities                 26.0                       86.3

Investing activities:
   Capital expenditures                                           (2.8)                     (33.4)
   Purchase of molds and tooling                                  (2.0)                      (4.8)
   Transfers of capital equipment from
      National Semiconductor                                      (3.3)                      (3.3)
                                                                 -----                      ------
            Cash used by investing activities                     (8.1)                     (41.5)
                                                                 -----                      ------
Net financing provided to National Semiconductor *              $ 17.9                     $ 44.8
                                                                 =====                      ======


* Net financing provided to National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

Note 4 - Long-term Debt

     On December 31, 1997, the Company entered into an amended and restated Credit Agreement with a syndicate of financial institutions. Specifically, the amount available under the Revolving Credit Facility was increased from $75 million to $130 million. In addition, certain restrictive covenants were amended in order to permit the acquisition of Raytheon Semiconductor, Inc. (Note 5). As of March 1, 1998, no amounts were outstanding under the Revolving Credit Facility.

Note 5 - Acquisitions

     On December 31, 1997, the Company acquired all of the outstanding common stock of Raytheon Semiconductor, Inc. ("Raytheon") for approximately $117 million in cash plus transaction expenses. Raytheon, based in Mountain View, California, designs, manufactures and markets high-performance analog and mixed signal integrated circuits for the personal computer, communications, broadcast video and industrial markets. The purchase price was financed through a combination of existing cash and borrowings under a new $90 million Tranche C term loan within the Company's Senior Term Facility. In conjunction with the acquisition, the Company also refinanced its Tranche B term loan with the remaining proceeds from the new Tranche C term loan. The Tranche C term loan matures on March 11, 2003, and bears interest based on either the bank's base rate or the Eurodollar rate at the option of the Company.

     The acquisition was accounted for as a purchase as of December 31, 1997, and the results of operations of Raytheon have been included since that date. The purchase price was allocated to all identifiable tangible and intangible assets and assumed liabilities based on their fair values, including $32.9 million allocated to various intangible assets and $15.5 million to in-process research and development. The in-process research and development was expensed to operations during the third quarter. The intangible assets are being amortized over periods ranging from 3 to 15 years.

Note 6 - Change in Accounting Principle

     Effective in the third quarter of fiscal 1998, Fairchild adopted the provisions of EITF Issue 97-13 "Accounting for Business Process Reengineering Costs." This Issue requires companies to write-off business process reengineering costs that had been previously capitalized. The Company had been capitalizing such costs in conjunction with its enterprise software implementation project. The Issue requires companies to write-off these costs in the quarter that contains November 20, 1997. As the guideline for adoption was issued late in the Company's quarter ended November 23, 1997, the Company is applying the change for the first time in this quarter. The majority of the amount to be written off was capitalized prior to the second quarter of fiscal 1998. The amount incurred in the second quarter of fiscal 1998 which would have been charged to expense as a result of this Issue is immaterial to net income. The cumulative effect of adoption of this Issue resulted in a charge of $1.5 million, net of taxes of $0.8 million. Of the pre-tax write-off, $1.6 million applies to costs incurred in fiscal 1998, while $0.7 million applies to costs incurred in fiscal 1997.

Note 7 - Reclassifications

     Certain amounts in the unaudited financial statements for the three and nine-month periods ended February 23, 1997 have been reclassified to conform to the presentation in the unaudited financial statements for the three and nine-month periods ended March 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Fairchild Semiconductor Corporation (the "Company") is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory, discrete power and signal technology and analog and mixed signal semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets. The results of operations for the third quarter and first nine months of fiscal 1997 (three- and nine-month periods ended February 23, 1997) reflect the operating results of the Fairchild Semiconductor Business (the "Business") of National Semiconductor Corporation ("National"), and are not necessarily indicative of the results that would have been obtained as a stand-alone company. This is due in part to the fact that National allocated to the Business certain corporate and other overhead costs at levels higher than those experienced as a stand-alone company. In addition, the Business, prior to the establishment of the Company, provided manufacturing services to National at cost and now provides such services at higher prices.

     The Company's results for the three and nine months ended March 1, 1998 consist of 14 and 40 weeks of activity, respectively, compared to 13 and 39 weeks, respectively, for the three and nine months ended February 23, 1997.

Results of Operations

     Net income (loss) was $(2.1) million and $25.1 million for the third quarter and first nine months of fiscal 1998, respectively. As a stand-alone operation in fiscal 1998, the Company incurred interest expense and income tax expense (benefit) of $12.1 million and $(1.7) million, respectively, in the third quarter of fiscal 1998 and $33.8 million and $13.0 million, respectively, in the first nine months of fiscal 1998, that the Business did not incur in the comparable periods of fiscal 1997. Net income for the three and nine months ended March 1, 1998 includes one-time non-recurring charges for the write-off of purchased in-process research and development associated with the acquisition of Raytheon Semiconductor, Inc. ("Raytheon") ($15.5 million) and an after-tax charge for the cumulative effect of a change in accounting principle pertaining to certain business process reengineering costs associated with the Company's enterprise software system implementation ($1.5 million) which had been previously capitalized. Excluding these one-time non-recurring charges, net income was $14.9 million and $42.1 million, respectively, for the three and nine months ended March 1, 1998.

     Operating income was $9.8 million and $73.4 million in the third quarter and first nine months of fiscal 1998, respectively, compared to revenues less direct and allocated expenses before income taxes of $(0.3) million and $9.6 million in the comparable periods of fiscal 1997. Excluding one-time charges for in-process research and development for the three and nine months ended March 1, 1998 and for restructuring of operations for the nine months ended February 23, 1997 ($5.3 million), operating income was $25.3 million and $88.9 million, respectively, for the three and nine months ended March 1, 1998, compared to revenues less direct and allocated expenses before income taxes of $(0.3) million and $14.9 million, respectively, for the three and nine months ended February 23, 1997. This increase is primarily attributable to gross profit on contract manufacturing services of $10.6 million and $30.5 million, respectively, in the third quarter and first nine months of fiscal 1998. In the comparable periods of fiscal 1997, these revenues were recorded at cost. In addition, the Company experienced higher trade revenues as a result of the acquisition of Raytheon and improved market conditions, higher trade gross profit due to improved factory utilization, improved pricing and the favorable effect of currency devaluations in Southeast Asia on manufacturing costs. Excluding one-time non-recurring charges, depreciation and amortization of $22.2 million and $62.5 million in the third quarter and first nine months of fiscal 1998, respectively, and $19.1 million and $56.7 million in the comparable periods of fiscal 1997, and other expense of $0.5 million and $1.4 million in the third quarter and first nine months of fiscal 1997, respectively, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $47.5 million and $151.4 million in the third quarter and first nine months of fiscal 1998, respectively, compared to $19.3 million and $73.0 million in the comparable periods of fiscal 1997. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

Revenues

     The Company's revenues consist of trade sales to unaffiliated customers (79.9% and 79.6% of total revenues in the third quarter and first nine months of fiscal 1998, respectively, and 85.2% and 85.1% in the comparable periods of fiscal 1997) and revenues from contract manufacturing services provided to National (20.1% and 20.4% of total revenues in the third quarter and first nine months of fiscal 1998, respectively, and 14.8% and 14.9% in the comparable periods of fiscal 1997).

     Trade sales increased 11.9% to $165.1 million in the third quarter of fiscal 1998 compared to $147.5 million in the third quarter of fiscal 1997. On a year-to-date basis, trade sales increased 10.3% to $479.1 million compared to $434.4 million for the comparable period of fiscal 1997. Trade sales for the three and nine months ended March 1, 1998 include those of Raytheon since the acquisition. Excluding Raytheon, trade sales increased 3.9% and 7.6% for the three and nine months ended March 1, 1998, respectively, over the comparable periods of fiscal 1997.

     Logic trade sales increased 9.3% and 11.3% in the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase was driven by a significant increase in unit volume, reflecting strong market demand, which offset a decrease in average selling prices. In the third quarter of fiscal 1998, CMOS trade sales increased 19.3% over the third quarter of fiscal 1997, offsetting a decrease of 2.5% in Bipolar trade sales, reflective of the general market trend favoring CMOS. On a year-to-date basis, CMOS and Bipolar trade sales increased 16.7% and 5.2%, respectively, over the comparable periods of fiscal 1997.

     Discrete trade sales increased 16.3% and 22.4% in the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase was due almost entirely to higher average selling prices, driven by new product introductions and a favorable sales mix, as unit volume was down slightly. Small Signal trade sales increased 31.5% in the third quarter of fiscal 1998 over the third quarter of fiscal 1997 due to sales of new DMOS products targeted at battery management applications. Power sales were flat quarter over quarter, as new DMOS product revenues offset declining revenues in certain mature products. On a year-to-date basis, Small Signal and Power trade sales increased 36.6% and 5.5%, respectively, over the comparable period of fiscal 1997.

     Memory trade sales decreased 21.4% and 16.5% in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods of fiscal 1997. The decrease was driven by lower prices impacting all product lines due to competitive pressures, partially offset by higher volume, particularly in E2PROM. E2PROM trade sales decreased 2.0% in the third quarter of fiscal 1998 from the third quarter of fiscal 1997, but have increased 10.4% in the first nine months of fiscal 1998 over the first nine months of fiscal 1997. In a declining market, EPROM trade sales decreased 45.5% and 47.2% in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods of fiscal 1997.

     Geographically, 35%, 23% and 42% of trade sales were derived in North America, Europe and Asia/Pacific, respectively, in the third quarter of fiscal 1998, compared to 38%, 20% and 42% in the third quarter of fiscal 1997. Trade sales in Europe increased 29.5% over a year ago, Asia/Pacific increased 11.5%, despite deteriorating economic conditions in the region, and North America increased 3.2%. Excluding Raytheon, North America trade sales were down 8.5% due primarily to softer sales into the distribution channel and lower prices. On a year-to-date basis, 36%, 21% and 43% of trade sales were derived in North America, Europe and Asia/Pacific, respectively, compared to 39%, 20% and 41% in the first nine months of fiscal 1997. Trade sales in all regions were higher in the first nine months of fiscal 1998 compared to a year ago. Trade sales increased 3.8% and 19.6% in North America and Europe, respectively, the result of improved market conditions and the acquisition of Raytheon. Despite soft economic conditions over the last several months in Asia/Pacific, trade sales in the region have increased 11.9% in the first nine months of 1998 over a year ago.

     Contract manufacturing revenues increased 61.5% to $41.5 million in the third quarter of fiscal 1998 compared to $25.7 million in the third quarter of fiscal 1997. On a year-to-date basis, contract manufacturing revenues increased 62.0% to $122.8 million, compared to $75.8 million for the comparable period in fiscal 1997. This increase, when normalized for higher prices which include a markup in fiscal 1998, reflects greater demand from National during these periods as compared to the comparable periods of fiscal 1997.

Gross Profit

     Gross profit increased 66.3% to $59.7 million in the third quarter of fiscal 1998, compared to $35.9 million in the third quarter of fiscal 1997. On a year-to-date basis, gross profit increased 76.0% to $180.2 million from $102.4 million for the comparable period of fiscal 1997. Included in gross profit in the third quarter and first nine months of fiscal 1998 is $10.6 million and $30.5 million, respectively, attributable to contract manufacturing services provided to National. In the comparable periods of fiscal 1997, these revenues were recorded at cost. Gross trade profit (excluding contract manufacturing) increased 36.8% and 46.2% in the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods of fiscal 1997. As a percentage of trade sales, gross trade profits were 29.7% and 31.2% in the third quarter and first nine months of fiscal 1998, respectively, compared to 24.3% and 23.6% in the comparable periods of fiscal 1997. The increase in gross trade profit as a percentage of trade sales was due to higher average selling prices, increased factory utilization due to improved market conditions and the favorable effects of currency devaluations in Southeast Asia on the Company's manufacturing costs.

Research and Development

     Research and development expenses ("R&D") were $9.8 million, or 5.9% of trade sales in the third quarter of fiscal 1998, compared to $5.1 million, or 3.5% of trade sales in the third quarter of fiscal 1997. On a year-to-date basis, R&D was $24.7 million, or 5.2% of trade sales, compared to $13.6 million, or 3.1% of trade sales, for the comparable period of fiscal 1997.
The increase in R&D is driven by higher spending to support new product development, reflecting renewed emphasis on R&D efforts as a stand-alone company. R&D efforts are focused on the Company's growth products: CMOS Logic, Power, E2PROM and Analog. In the third quarter and first nine months of fiscal 1998, R&D expenditures were 9.5% and 8.8% of trade sales, respectively, for these growth products, and 1.0% and 0.8% of trade sales, respectively, for the Company's mature products (Bipolar Logic, Small Signal Discretes and EPROM). In the comparable periods of fiscal 1997, R&D expenditures of the Business primarily consisted of allocations from National.

Selling, General and Administrative

     Selling, general and administrative expenses ("SG&A") were $24.6 million, or 14.9% of trade sales, in the third quarter of fiscal 1998, compared to $30.6 million, or 20.7% of trade sales, in the third quarter of fiscal 1997. On a year-to-date basis, SG&A was $66.6 million, or 13.9% of trade sales, compared to $72.5 million, or 16.7% of trade sales for the comparable period of fiscal 1997. Excluding one-time retention bonuses of $10.8 million and $14.1 million charged in the three and nine months ended February 23, 1997, respectively, SG&A was $19.8 million, or 13.4% of trade sales in the third quarter of fiscal 1997 and $58.4 million, or 13.4% of trade sales, for the nine months ended February 23, 1997. The increase in SG&A as a percentage of trade sales for the quarter and year-to-date after elimination of retention bonuses is primarily related to inefficiencies experienced while operating under transition service agreements with National.

Restructuring

     The first nine months of fiscal 1997 included a one-time restructuring charge of $5.3 million for severance and other costs directly attributable to a workforce reduction.

Interest, Net

     Interest, net was $12.1 million and $33.8 million in the third quarter and first nine months of fiscal 1998, respectively, as a result of indebtedness incurred concurrent with the establishment of the Company as an independent entity, which occurred in the fourth quarter of fiscal 1997, and the purchase of Raytheon in the third quarter of fiscal 1998. In the comparable periods of fiscal 1997, the Business was allocated net interest expense from National. This amount is included in other expense.

Other Expenses

     Other expense was $0.5 million and $1.4 million in the third quarter and first nine months of fiscal 1997, respectively, consisting primarily of net interest expense allocated to the Business by National. There were no comparable amounts incurred in the comparable periods of fiscal 1998.

     In the third quarter of fiscal 1998, the Company took a pre-tax charge of $15.5 million for purchased in-process research and development in conjunction with the acquisition of Raytheon and an after-tax charge of $1.5 million for the cumulative effect of an accounting change pertaining to treatment of certain costs associated with the Company's enterprise software system implementation. The costs, relating to activities to assess the new system's capabilities in light of the Company's current business processes, were previously capitalized with the cost of the software. EITF Issue 97-13, dated November 20, 1997, requires companies to expense such costs as incurred.

Income Taxes

     Income tax expense (benefit) was $(1.7) million and $13.0 million in the third quarter and first nine months of fiscal 1998, respectively. Including the tax benefit from the cumulative effect of change in accounting principle, income taxes are recorded at an effective tax rate of 32% for the nine months ended March 1, 1998. During the third quarter, the Company reduced its effective tax rate from 35% to 32%, the impact of which was recorded in the third quarter. In the comparable periods of fiscal 1997, the Business did not record a tax provision or pay income taxes as it operated as a division of National.

Liquidity and Capital Resources

      As of March 1, 1998, the Company's cash balance was $12.4 million, a decrease of $28.3 million from May 25, 1997. In addition, the Company had available a Revolving Credit Facility of $130 million on March 1, 1998, under which no amounts were outstanding. The Business had no cash as of February 23, 1997, as cash management was centralized by National and amounts were not identifiable on a business specific basis.

     In the third quarter and first nine months of fiscal 1998, the Company generated sufficient cash from operations to fund its research and development, capital expenditure and debt service requirements. Additionally, the Company used $75 million of its existing cash to fund in part the acquisition of Raytheon. Research and development expenditures are made primarily to fund new product development. Capital expenditures in the third quarter and first nine months of fiscal 1998 and for the remainder of the fiscal year are being made primarily to increase capacity in the Company's manufacturing facilities and to purchase and install an enterprise-wide
information system.   The Company expects that its existing cash together
with available funds from its amended Senior Credit Facilities, and funds generated from operations, will be sufficient to meet its investing and financing requirements for the next twelve months.

     The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine pesos, as well as revenues denominated in Japanese yen and the major European currencies. The recent devaluation of several currencies in Southeast Asia against the U.S. dollar has not had, nor does the Company presently expect it to have, a direct material adverse effect on the Company's results of operations or financial condition. However, the economic conditions that have led to or are reflected by such devaluations are expected to negatively impact the Company's operating results. See "Outlook and Business Risks." The Company currently benefits from lower dollar-denominated expenses incurred by its manufacturing operations in Southeast Asia. Deferred gains from hedging transactions were immaterial to the financial statements in the third quarter and first nine months of fiscal 1998. The Company does not speculate in these financial instruments.

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

     Soft market conditions in the semiconductor industry, which have emerged over the last several months, resulting in decreased demand and increased price pressures, will negatively impact the Company's trade revenues and gross profit in the fourth quarter. The Company expects its trade revenues in the fourth quarter to be below its third quarter results. In addition, National has informed the Company that their demand will be significantly lower in the Company's fourth quarter. This will result in lower contract manufacturing revenues in the fourth quarter as compared to the third quarter, and will negatively impact factory utilization, particularly in the 6-inch fab in South Portland, Maine. The Company does not expect contract manufacturing revenues to return to levels generated to date in fiscal 1998 for the foreseeable future. The Company's plan in the coming year is to utilize this capacity to manufacture its own products. National, under terms of the Asset Purchase Agreement, is obligated to purchase an aggregate of $330 million of contract manufacturing services during the 39 month period which began March 11, 1997. Despite the reduction in demand for the fourth quarter, National remains fully compliant with the revenue targets mandated by the Agreement.

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

     In the fourth quarter of fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National's business systems. The software, which will be fully operational by the end of the first quarter of fiscal 1999, is year 2000 compliant. In addition, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company. For the three and nine months ended March 1, 1998, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems are immaterial to the financial statements. Management has not yet assessed the future impact of year 2000 compliance expenses on its financial position or results of operations.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

Item 6.  Exhibits and Reports on Form 8-K

        a)    Exhibits

              10.1  Credit Agreement - Amended and Restated as of December 31,
                    1997
              10.2  Employee Stock Purchase Savings Plan Effective February 26,
                    1998
              27    Financial Data Schedule

        b)    Reports on Form 8-K

                1. On November 26, 1997, Fairchild Semiconductor Corporation filed a Form 8-K to disclose the Registrant's agreement to purchase all of the outstanding common stock of Raytheon Semiconductor, Inc.

                2. On January 13, 1998, Fairchild Semiconductor Corporation filed a Form 8-K to disclose that it had completed the acquisition of all of the outstanding common stock of Raytheon Semiconductor, Inc. No financial statements were filed under this Form 8-K. An amendment was filed on March 16, 1998.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                     Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Fairchild Semiconductor Corporation


    Date:  April 13, 1998              By:/s/ Joseph R. Martin
                                          ------------------------------
                                          Executive Vice President, Finance
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)