Form 10-K
period 1998-05-31
FAIRCHILD SEMICONDUCTOR CORP
filed 1998-08-27
CIK 1038272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-26897

                            ------------------------

                      FAIRCHILD SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its charter)

              DELAWARE                    77-0449095
   (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)       Identification
                                             No.)

 333 WESTERN AVENUE, SOUTH PORTLAND,         04106
                 ME                       (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (207) 775-8100

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

    The number of shares outstanding of the registrant's Common Stock outstanding as of August 14, 1998 was 100.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Fairchild Semiconductor Corporation, (together with its subsidiaries, "Fairchild", or the "Company") is a leading global designer, developer and manufacturer of high performance multi-market semiconductors. The Company's logic, discrete, non-volatile memory and analog and mixed signal products are the building block components for virtually all electronic devices, from sophisticated computers to household appliances. Because of their basic functionality, the Company's products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given such characteristics, the Company's products have a wide range of applications. The Company's products are sold to customers in the telecommunications, consumer, industrial, personal computer, digital video and automotive markets.

    With a history dating back more than 35 years, Fairchild's predecessors were among the original founders of the semiconductor industry. The original Fairchild was established in 1959 as a provider of memory and logic semiconductors. Fairchild was acquired by Schlumberger in 1979. National Semiconductor Corporation ("National") acquired Fairchild from Schlumberger in 1987, and fully integrated it into its operations. National spun-off Fairchild as an independent company on March 11, 1997 pursuant to an Agreement and Plan of Recapitalization ("Recapitalization"). At the time of the Recapitalization, the Company consisted of the logic, discrete and non-volatile memory businesses of National. On December 31, 1997, the Company acquired Raytheon Semiconductor, Inc. ("Raytheon"), a wholly owned subsidiary of Raytheon Company, for approximately $117.0 million in cash. Raytheon designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets. Raytheon was combined with the Non-Volatile Memory Products Group to form the Analog, Mixed Signal and Non-Volatile Memory Products Group. Fairchild's other product groups include the Logic Products Group and the Discrete Power and Signal Technologies Group.

    Concurrent with the Recapitalization, the Company entered into manufacturing agreements with National. Under the terms of these agreements, the Company provides contract manufacturing services to National. National, under the terms of the Asset Purchase Agreement (the "Agreement"), is obligated to purchase an aggregate of $330.0 million of contract manufacturing services during the 39 month period which began March 11, 1997, including a minimum of $100.0 million and $90.0 million of contract manufacturing services in Fiscal Years 1998 and 1999, respectively. In addition, National is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch fab in South Portland, Maine in Fiscal Year 1999. In the fiscal year ended May 31, 1998, contract manufacturing revenues with National represented 19.4% of total revenues. No other customer accounted for more than 5% of total revenues.

LOGIC PRODUCTS GROUP

    Logic devices are digital integrated circuits ("ICs") that control the operation of electronic systems and move data. The Company designs, develops and manufactures standard logic devices utilizing three wafer fabrication processes:
CMOS, BiCMOS and Bipolar. Within each of these production processes, the Company manufactures products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers. Since market adoption rates of new standard logic families have historically spanned several years, the Company continues to generate significant revenues from its mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are from 20 to 25 years.

Since it takes new logic products an average of three to five years to reach full market acceptance, the Company continues to invest in new products to generate future revenue growth. Major competitors include Texas Instruments, Motorola and Philips. The Company's logic products are used in a wide variety of microelectronic applications, including telecommunications, personal computers and peripherals, automotive systems, consumer products and industrial systems.

    CMOS. CMOS is a technology that consumes less power than Bipolar technology and therefore permits more transistors to be integrated into a single IC. Portable applications such as laptop computers and cellular telephones all require the low power consumption of CMOS technology. As a result of the general trend toward portability, CMOS technology has been expanding at the expense of Bipolar, and is the focus of research and development spending in the Group. The Company's CMOS offerings include mature products such as FACT-Registered Trademark-, HCMOS, and CD4K, and new products such as LVC, VHC, GTL, Switches and TinyLogic.

    BIPOLAR. Bipolar devices typically operate at high speeds, require more power, are less costly than CMOS devices and are used in many applications that do not require CMOS solutions. The Company supplies a full line of Bipolar products to a wide customer base in a wide range of end-user applications. Bipolar products are generally mature products, with few new product development activities associated with them. The Company's Bipolar offerings include FAST-Registered Trademark-, ALS, LS, ECL and TTL.

    BICMOS. BiCMOS is a hybrid of CMOS and Bipolar technologies developed to combine the high speed and high drive characteristics of bipolar technologies with the low power consumption and high integration of CMOS technologies. BiCMOS is an emerging technology which requires complex manufacturing processes and is used in niche applications, primarily in the telecommunications market. The Company's BiCMOS offerings include ABT and LVT.

DISCRETE POWER AND SIGNAL TECHNOLOGIES GROUP

    Discrete devices are individual diodes or transistors that perform basic signal amplification and switching functions in electronic circuits. Driving the long-term growth of discretes is the increasing importance of power management, particularly in portable applications (E.G., pagers and notebook computers). Fairchild participates in both the power and small signal discrete markets using its DMOS and Bipolar technologies, manufacturing semiconductors that condition (or shape) power or signals for use by other devices. While the world market is dominated by such multinational semiconductor manufacturers as Toshiba, Motorola and Philips, a significant portion of the industry is fragmented where competition is primarily on a regional basis. Other competitors include Siliconix and International Rectifier.

    DMOS. DMOS discrete devices are used to convert, switch or otherwise shape or condition electricity. The Company offers a wide range of DMOS power MOSFETs designed for low- and medium-voltage applications over a wide range of performance characteristics, power handling capabilities and package options. DMOS is the growth area for the Group due to the trend towards smaller and lighter products and longer battery life, as well as batteries with built-in smart functions. As a result, DMOS products are the focus of the Group's research and development expenditures. These expenditures have been directed primarily toward the development of the Company's leading-edge Trench technology. These products are commonly found in portable computers and peripherals, portable telephones, automobiles, and battery- powered devices.

    BIPOLAR. Fairchild manufactures and sells a wide range of bipolar discretes, including single junction glass diodes, small signal transistors, bipolar power transistors, JFETs and Zener diodes in a wide variety of package configurations. These devices switch, amplify and otherwise shape or modify electronic signals and are found in nearly every electronic product, including computers, cellular phones, mass storage devices, televisions, radios, VCRs and camcorders.

ANALOG, MIXED SIGNAL AND NON-VOLATILE MEMORY PRODUCTS GROUP

    ANALOG AND MIXED SIGNAL PRODUCTS

    Acquired from Raytheon Company during Fiscal Year 1998, this product line designs, manufactures and markets high-performance analog and mixed signal integrated circuits for the personal computer, industrial , consumer and broadcast video markets. These products are manufactured using leading-edge CMOS and bipolar technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry. The increasing demand to integrate high performance microprocessor-based electronics in equipment ranging from personal computers to scientific instrumentation, telecommunications and data communications networks has led analog and mixed signal semiconductor suppliers to create designs that have higher levels of integration to reduce space and power requirements and provide greater functionality, all at lower cost. While operating in niche markets currently, the Company plans to expand its product offerings in the future through new product introductions and acquisitions. Major competitors include Linear Technology, Harris, Motorola, Philips, Rockwell and Semtech.

    ANALOG. Analog products control continuously variable functions such as light, color, sound and power. They enable human beings to interface with the digital world. The Company's analog product offerings are a mix of mature products, such as operational amplifiers, audio amplifiers and ground fault interrupters, which continue to generate significant revenues due to their long product life cycles, and growth products such as DC to DC converters which are a critical power management component in personal computers and notebooks.

    MIXED SIGNAL. Mixed signal products are those which can process both analog and digital information. The Company's mixed signal offerings include analog to digital converters, digital to analog converters and market-leading digital video encoders and decoders sold to manufacturers of high-end video equipment and set top boxes.

    NON-VOLATILE MEMORY PRODUCTS

    The Company designs, manufactures and markets non-volatile memory circuits which retain data after power to the device has been shut off. The non-volatile memory market is divided into three segments: EPROM, EEPROM and FLASH. The Company does not participate in the FLASH market segment. EPROMs are electrically programmable read-only memories. EEPROMs are electrically erasable programmable read-only memories that are similar to EPROMs, except they can be erased electronically before being reprogrammed. These non-volatile memory devices are used in personal computers and peripherals, telecommunications, consumer products, automotive and industrial systems. The Company offers an extensive portfolio of high performance serial EEPROM and EPROM products. Major competitors include SGS-Thomson, Advanced Micro Devices, Atmel, Xicor and Microchip Technology.

    EEPROMS. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as microwaves, televisions, stereos and automotive controls. EEPROMs are one of the growth products in the group and a focus of research and development expenditures. The Company serves the serial EEPROM product with product offerings in (i) standard EEPROM and (ii) Application Specific Standard Products ("ASSP"). The Company's standard EEPROM products serve each of the three bus interface protocols used with all industry standard microcontrollers. The Company's ASSP products are individually developed for specific applications and combine the Company's core EEPROM competencies with logic capabilities. The Company's ASSP products serve three applications groups: HiSeC, Plug and Play and SPD. HiSeC, introduced in 1994, is a single chip remote keyless entry solution which operates complex rolling codes for secure entry. The device is intended for applications such as automotive keyless entry systems, garage door openers and other applications where secure transmission of a code is critical. Plug and Play devices allow manufacturers of computer add-on cards to automatically configure their cards for the host system. SPD, introduced in 1996, allows a computer to identify specifications of an add-on memory module and is used in memory upgrade products.

    EPROMS. EPROMs are used in telecommunication switching equipment, automotive applications, personal computer hard disk drives and Basic Input & Output Systems ("BIOS"), printer controllers, industrial machine controls and numerous other types of electronic equipment to store instructions which control the equipment's operation. The ability of EPROMs to be programmed electrically by the equipment manufacturer enables them to achieve shorter time to market for new products than if they used products that must be programmed by the chip manufacturer. The EPROM market is declining as FLASH becomes cost-effective at lower densities. As a result, the Company is incurring minimal research and development expenditures in this product line. Today, EPROMs are primarily utilized in applications where storage of the instruction sets for microcontrollers requires less than 2 Mb in density, which is virtually all segments of the low-end consumer electronic market (E.G., answering machines, garage door openers and washing machines). The Company currently sells EPROMs in densities ranging from 64K to 4MB.

SALES, MARKETING AND DISTRIBUTION

    Fairchild operates regional sales organizations in Europe, headquartered in Swindon, England, the Americas, headquartered in Sunnyvale, California, the Asia/Pacific region, with offices in Kowloon and Hong Kong and the Japan region with its office in Tokyo, Japan. Each of the four regional sales organizations is supported by logistics organizations which manage independently-operated FOB warehouses. Product orders flow to the Company's manufacturing facilities, where the product is made. Products are then shipped to a central warehouse in Singapore, which ships, in most cases, directly to the customer.

    Fairchild has dedicated direct sales organizations operating in the Americas, Europe, Asia/Pacific and Japan regions that serve its major OEM customers. The Company also has a large network of distributors and manufacturer's representatives to distribute its products around the world. Management believes that maintaining a small, highly focused, direct sales force selling products for each of the Company's businesses, combined with an extensive network of distributors and manufacturer's representatives , is the most efficient way to serve its multi-market customer base. Fairchild also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

    Typically, distributors handle a wide variety of products, including products that compete with Fairchild products, and fill orders for many customers. Most of the Company's sales to distributors are made under agreements allowing for market price fluctuations and/or the right of return on unsold merchandise. The Company has historically experienced low levels of returns of unsold products. Manufacturer's representatives generally do not offer products that compete directly with the Company's products, but may carry complementary items manufactured by others. Manufacturer's representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with Fairchild and are referred to distributors for smaller orders.

RESEARCH AND DEVELOPMENT

    The Company's expenditures for research and development in Fiscal Years 1998, 1997 and 1996 were $35.7 million (excluding a $15.5 million pre-tax charge for purchased in-process research and development associated with the acquisition of Raytheon), $18.9 million and $30.3 million, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance produced at lower cost. Infrastructure investments made in recent years will enable the Company to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. The Company's research and development efforts are focused on new product development and improvements in process technology in the Company's growth areas: CMOS logic, DMOS power discretes, EEPROMs and analog and mixed signal products.

    Each of the Company's product groups maintain independent research and development organizations. The Company works closely with its major customers in many research and development situations, in order to increase the likelihood that the Company's products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

    Fairchild currently operates five manufacturing facilities, three of which are front-end wafer fabrication facilities located in the United States and two of which are back-end assembly and test facilities in the Asia/Pacific region. Fairchild's products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. The Company uses all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. The Company uses primarily through-hole and surface mount technologies in its assembly and test operations, in lead counts from two to fifty-six leads.

    The Company's strategy is to have its manufacturing facilities dedicated to its product groups. The South Portland, Maine, wafer fabrication facility ("wafer fab") and Penang, Malaysia assembly and test facility primarily support the Logic Products Group. The West Jordan, Utah, wafer fab and Cebu, the Philippines, assembly and test facility primarily support the Discrete Power and Signal Technologies Group. The Mountain View, California, facility, which include both wafer fab and assembly and test operations, supports Analog and Mixed Signal Products. The Company also subcontracts fabrication of wafers, primarily to Tower Semiconductor, Chartered Semiconductor and Torex Semiconductor. Certain back-end assembly and testing operations are also subcontracted. Primary subcontractors include Carsem, NS Electronics (Bangkok) Ltd. and New Japan Radio Corporation.

    Fairchild's manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. The Company obtains its raw materials and supplies from a large number of sources on a just-in-time basis. Although supplies for the raw materials used by the Company are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

BACKLOG

    The Company's trade sales are made primarily pursuant to standard purchase orders that are generally booked from one to twelve months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery to reflect changes in customer needs or industry conditions. Fairchild also sells certain products to key customers pursuant to contracts. Contracts are annual fixed-price agreements with customers setting forth the terms of purchase and sale of specific products. These contracts allow the Company to schedule production capacity in advance and allow customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered products. However, quantity and price agreements under these contracts are, as a matter of industry practice, difficult to maintain and implement . For these reasons, the Company believes that the amount of backlog at a particular date is not meaningful and is not necessarily a relevant indicator of future revenues.

SEASONALITY

    Generally, the Company is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer demand adjustments as a result of holiday seasons around the world. Revenue usually has a seasonal peak in the Company's fourth fiscal quarter. In Fiscal Year 1998, the Company did not experience the typical seasonality in the fourth quarter due to decreasing customer demand primarily as a result of the Asian financial crisis and softness in the personal computer market due to excess inventories in the sales channels.

COMPETITION

    Markets for the Company's products are highly competitive. Although only a few companies compete with Fairchild in all of the Company's product lines, the Company faces significant competition within each of its product lines from major international semiconductor companies. Some of the Company's competitors may have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products than the Company. Competitors include manufacturers of standard semiconductors, application-specific ICs and fully customized ICs, as well as customers who develop their own integrated circuit products.

    The Company competes in different product lines to various degrees on the basis of price, technical performance, product features, product system compatibility, customized design, availability, quality and sales and technical support. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer service, pricing, industry trends and general economic trends.

TRADEMARKS AND PATENTS

    The Company owns rights to a number of trademarks and patents that are important to its business. Among others, management considers Fairchild, FACT-Registered Trademark-, and FAST-Registered Trademark- to be trademarks that are material to the Company's operations.

    Fairchild's corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under the Technology Licensing and Transfer Agreement with National Semiconductor entered into in connection with the Recapitalization, the Company has acquired 150 U.S. patents and obtained perpetual, royalty free non-exclusive licenses on more than 1,000 of National Semiconductor's patents. Pursuant to the Acquisition Agreement with Raytheon Company, the Company acquired over 50 patents owned by Raytheon Semiconductor, Inc., as well as licensing rights (similar to those granted to Fairchild by National in the Recapitalization) for other semiconductor-related intellectual property of Raytheon Company not directly owned by Raytheon Semiconductor, Inc. Management believes that it has the right to use all technology used in the production of its products.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to environmental laws and regulations in the countries in which it operates that regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous wastes by the Company; the investigation, remediation and response related to environmental contamination; and the release of hazardous substances, pollutants and contaminants into the environment at or from properties operated by the Company and at other sites. As with other companies engaged in like businesses, the nature of the Company's operations exposes it to the risk of liabilities or claims with respect to such matters. Management believes, however, that its operations are in substantial compliance with applicable environmental laws and regulations. Costs to comply with environmental regulations were immaterial in Fiscal Years 1998, 1997 and 1996.

    The Company's facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the consummation of the Recapitalization. Pursuant to the Asset Purchase Agreement entered into in conjunction with the Recapitalization, National Semiconductor has agreed to indemnify the Company for the cost of these projects. Based on the historical costs of these projects, management does not believe that the future remediation costs will be material, even without the indemnity.

    The Company's Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, dated December 31, 1997, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination.

    Future laws or regulations and changes in existing environmental laws or regulations may subject the Company's operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on the Company's results of operations, business or financial condition, management cannot predict with certainty its future costs of compliance because of changing standards and requirements. There can be no assurance by the Company that material costs will not be incurred in connection with the future compliance with environmental laws.

EMPLOYEES

    The Company's worldwide workforce consisted of 6,927 employees (full- and part-time) as of May 31, 1998, none of whom were represented by collective bargaining arrangements. Of the total number of employees, 5,943 were engaged in manufacturing and information services, 225 were engaged in marketing and sales, 533 were engaged in administration, and 226 were engaged in research and development. Of the total number of employees, 3,259 or 47% were employed in the Logic Products Group, 3,000 or 43% were employed in the Discrete Power and Signal Technologies Group, 452 or 7% were employed in the Analog, Mixed Signal and Non-Volatile Memory Products Group and 211 or 3% were employed in corporate or centralized sales and marketing activities. Management believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    In the United States, the Company's corporate headquarters as well as certain manufacturing and warehouse operations are located in approximately 240,000 square feet of space in properties owned by the Company in South Portland, Maine. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet and 120,000 square feet of space in properties owned by the Company in West Jordan, Utah and Mountain View, California, respectively. Additional office and manufacturing space is located in leased facilities in Sunnyvale, California and San Diego, California.

    In Asia, the Company owns or leases approximately 397,000 square feet and 170,000 square feet of manufacturing and warehouse space in Penang, Malaysia, and Cebu, the Philippines, respectively. Leases affecting the facilities in Penang, Malaysia, and Cebu, the Philippines, are generally in the form of long-term ground leases, with the Company owning improvements on the land. The initial terms of these leases will expire beginning in 2014. In some cases the Company has the option to renew the lease term, while in others the Company has the option to purchase the leased premises. Additional warehouse space is leased in Singapore.

    The Company maintains regional sales offices in leased space in Swindon, England, Kowloon, Hong Kong, and Tokyo, Japan. In addition, the Company maintains smaller sales offices in leased space around the world.

    Management believes that its facilities around the world, whether owned or leased, are well-maintained. The Company's manufacturing facilities contain sufficient productive capacity to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Management believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of FSC Semiconductor Corporation ("Fairchild Holdings"). As a result, its shares are not publicly traded.

    The Company has not paid dividends on its Common Stock and has no present intention of so doing. Certain agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make. (See Note 4 to the Company's Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial information has been derived from audited Consolidated and Combined Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related Notes thereto in Item 8.

                                                                    FISCAL YEAR
                                                     ------------------------------------------
                                                      1998     1997     1996     1995     1994
                                                     ------   ------   ------   ------   ------
                                                                   (IN MILLIONS)
 CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
 Trade revenue.....................................  $635.8   $587.8   $688.7   $629.6   $658.9
 Contract manufacturing revenue....................   153.4    104.2     87.6     50.7     57.7
                                                     ------   ------   ------   ------   ------
   Total revenue...................................  $789.2   $692.0   $776.3   $680.3   $716.6
                                                     ------   ------   ------   ------   ------
                                                     ------   ------   ------   ------   ------
 Trade gross profit................................  $194.2   $145.7   $216.8   $203.8   $248.3
 % of trade revenue................................    30.5%    24.8%    31.5%    32.4%    37.7%
 Contract manufacturing gross profit...............    36.3      6.8     --       --       --
 % of contract manufacturing revenue...............    23.7%     6.5%    --       --       --
 Total gross profit................................   230.5    152.5    216.8    203.8    248.3
 % of total revenue................................    29.2%    22.0%    27.9%    30.0%    34.6%
 Net Income (3)....................................    27.2     16.7     72.3     74.3    125.5

 OTHER FINANCIAL DATA:
 EBIT (1)(2).......................................  $102.8   $ 51.3   $ 72.1   $ 72.5   $ 72.1
 Depreciation and amortization.....................    84.6     77.1     64.2     39.1     33.0
 EBITDA (1)(2).....................................   187.4    128.4    136.3    111.6    105.1
 Capital expenditures..............................    78.0     47.1    153.9    112.9     88.2

 CONSOLIDATED BALANCE SHEET DATA (END OF PERIOD):
 Inventories.......................................  $108.0   $ 73.1   $ 93.1   $ 68.8   $ 60.9
 Total assets......................................   631.8    554.3    432.7    323.2    233.0
 Long-term debt....................................   438.1    409.0     --       --       --
 Business equity...................................    --       --      349.2    233.2    161.1
 Stockholder's equity..............................    46.3     16.7     --       --       --

    The Company has paid no cash dividends on its common stock in any of the years presented above.

------------------------

(1) Excludes one-time charges of $15.5 million and $1.5 million for purchasedin-process research and development and cumulative effect of change in accounting principle, respectively, in Fiscal Year

    1998, and $14.1 million and $5.3 million for retention bonuses and a restructuring charge, respectively, in Fiscal Year 1997.

(2) Excludes other (income) expense, net.

(3) Prior to March 11, 1997, the amounts presented include revenue less direct and allocated expenses (See Note 1 to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, presented elsewhere in this Form 10-K.

OVERVIEW

    The Company is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory, discrete power and signal technology and analog and mixed signal semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets. On December 31, 1997, the Company acquired all of the outstanding common stock of Raytheon for approximately $117.0 million in cash. Raytheon designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets. Immediately prior to the closing of the transaction, Raytheon was renamed Fairchild Semiconductor Corporation of California (the "Subsidiary"), and upon closing, became a wholly-owned subsidiary of the Company. The Subsidiary was combined with the Non-Volatile Memory Products Group and is being operated as the Analog, Mixed Signal and Non-Volatile Memory Products Group. The transaction was accounted for as a purchase. Accordingly, the Company's operating results in Fiscal Year 1998 include the operating results of the Subsidiary as of the date of the acquisition. On March 11, 1997, the Company consummated the Recapitalization with National, upon which the Company began operating as a stand-alone entity. The results of operations in Fiscal Year 1997 for the period prior to March 11, 1997 reflect the operating results of the Fairchild Semiconductor Business (the "Business") of National, and are not necessarily indicative of the results that would have been obtained as a stand-alone company during that time. This is due in part to the fact that National allocated to the Business certain corporate and other overhead costs at levels higher than those experienced as a stand-alone company. In addition, the Business, prior to the establishment of the Company, provided manufacturing services to National at cost and now provides such services at higher prices.

    The following table sets forth the composition of revenue by product group and contract manufacturing services, as a percentage of total revenues:

                                                        FISCAL YEAR ENDED
                                                   ---------------------------
                                                   MAY 31,   MAY 25,   MAY 26,
                                                    1998      1997      1996
                                                   -------   -------   -------
    Logic........................................     38.4%     41.2%     43.7%
    Discrete.....................................     23.7%     23.8%     22.6%
    Analog, Mixed Signal and Non-Volatile
      Memory.....................................     18.5%     19.9%     22.5%
    Contract manufacturing services..............     19.4%     15.1%     11.2%
                                                   -------   -------   -------
                                                     100.0%    100.0%    100.0%
                                                   -------   -------   -------
                                                   -------   -------   -------

    The Company's results for the fiscal year ended May 31, 1998 consist of 53 weeks of activity, compared to 52 weeks for the fiscal years ended May 25, 1997 and May 26, 1996.

YEAR ENDED MAY 31, 1998 COMPARED TO YEAR ENDED MAY 25, 1997

RESULTS OF OPERATIONS

    Net income increased 62.9% to $27.2 million in Fiscal Year 1998, as compared to $16.7 million in Fiscal Year 1997. Net income in Fiscal Year 1998 includes a one-time pre-tax charge for in-process research and development associated with the acquisition of Raytheon ($15.5 million) and an after-tax charge for the cumulative effect of a change in accounting principle pertaining to certain business process reengineering costs associated with the Company's enterprise software system implementation ($1.5 million) which had been previously capitalized. Net income in Fiscal Year 1997 includes one-time pre-tax charges related to payment of retention bonuses ($14.1 million) and a restructuring charge ($5.3 million) related to workforce reductions. In addition, Fiscal Year 1998 net income includes a full year of interest expense and income taxes, while Fiscal Year 1997 includes these charges only for the period subsequent to the Recapitalization. Prior to the Recapitalization, the Business did not incur these costs.

    Operating income, excluding one-time charges, increased 100.4% to $102.8 million in Fiscal Year 1998 from $51.3 million in Fiscal Year 1997. Included in operating income is $36.3 million and $6.8 million of gross profit on contract manufacturing services in Fiscal Years 1998 and 1997, respectively, under manufacturing agreements with National. Gross profit on contract manufacturing services in Fiscal Year 1997 was generated subsequent to the Recapitalization. Prior to the Recapitalization, contract manufacturing revenues were recorded at cost. In addition, operating income in Fiscal Year 1998 increased over Fiscal Year 1997 due to higher trade revenues as a result of the acquisition of Raytheon and improved market conditions, particularly in the first half of the year, higher trade gross profit due to improved factory utilization, and the favorable effect of currency devaluations in Southeast Asia on manufacturing costs. Excluding one-time charges, depreciation and amortization of $84.6 million and $77.1 million in Fiscal Years 1998 and 1997, respectively, and other expense of $1.4 million in Fiscal Year 1997, earnings before interest, taxes and depreciation and amortization ("EBITDA") increased 46.0% to $187.4 million in Fiscal Year 1998 from $128.4 million in Fiscal Year 1997. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

    The Company's revenues consist of trade sales to unaffiliated customers (80.6% and 84.9% of total revenues in Fiscal Years 1998 and 1997, respectively) and revenues from contract manufacturing services provided to National (19.4% and 15.1% of total revenues in Fiscal Years 1998 and 1997, respectively).

    Trade sales increased 8.2% to $635.8 million in Fiscal Year 1998 compared to $587.8 million in Fiscal Year 1997. Trade sales for Fiscal Year 1998 include those of Raytheon since the acquisition. Excluding Raytheon, trade sales increased 2.7% in Fiscal Year 1998 over Fiscal Year 1997. The increase in trade sales was driven primarily by increased unit volume, as average selling prices were flat. Average selling prices increased year over year for the first three quarters in Fiscal Year 1998, but decreased significantly in the fourth quarter as industry-wide market conditions softened.

    Logic trade sales increased 6.2% in Fiscal Year 1998 over Fiscal Year 1997. The increase was driven by higher unit volume, which offset a decrease in average selling prices. In Fiscal Year 1998, CMOS trade sales increased 14.3% over Fiscal Year 1997, offsetting a decrease of 2.8% in Bipolar trade sales. The increase in CMOS trade sales was across all product lines, including VHC, LVC, FACT and HCMOS. The decrease in Bipolar trade sales is reflective of the general market trend toward lower power consuming CMOS products.

    Discrete trade sales increased 13.9% in Fiscal Year 1998 over Fiscal Year 1997. The increase was due to higher average selling prices, driven by new product introductions and a favorable sales mix, and slightly higher unit volume. DMOS trade sales increased 39.9% in Fiscal Year 1998 over Fiscal Year 1997, offsetting a decrease of 7.6% in Bipolar trade sales. The increase in DMOS trade sales was due to higher sales volume of new products featuring the Company's Trench technology, which offset price erosion in some of the more mature DMOS products. The decrease in Bipolar trade sales was driven by a combination of lower sales volume and slightly lower average selling prices. Reflective of the Company's growth strategy, trade sales of DMOS products in Fiscal Year 1998 exceeded trade sales in Bipolar products for the first time.

    Analog, Mixed Signal and Non-Volatile Memory trade sales increased 5.4% in Fiscal Year 1998 over Fiscal Year 1997. The increase was due entirely to the acquisition of Raytheon. Excluding Analog and Mixed Signal Products, Non-volatile Memory trade sales decreased 17.8% in Fiscal Year 1998 over Fiscal Year 1997. The decrease was driven by lower prices impacting all memory product lines due to competitive pressures, partially offset by higher volume, particularly in EEPROM. EEPROM, which is the Company's long-term focus in the non-volatile memory market, had increased trade sales of 4.7% in Fiscal Year 1998 over Fiscal 1997. In a declining market, EPROM trade sales decreased 46.2% in Fiscal Year 1998 over Fiscal Year 1997, as EPROMs are being rapidly phased out by FLASH memory products in the marketplace.

    Geographically, 38%, 21% and 41% of trade sales were derived in North America, Europe and Asia/ Pacific, respectively, in Fiscal Year 1998, compared to 38%, 20% and 42% in Fiscal Year 1997. Trade sales in all regions grew over Fiscal Year 1997 levels. Europe increased 12.7%, North America increased 8.8% and Asia/Pacific increased 5.4%, despite soft economic conditions in the region. Asia/Pacific trade sales were influenced by strong growth in Southeast Asia, which offset a year over year decline in Japan.

    Contract manufacturing revenues increased 47.2% to $153.4 million in Fiscal Year 1998 compared to $104.2 million in Fiscal Year 1997. This increase, when normalized for higher prices to include a markup for all of Fiscal Year 1998, reflects greater demand from National, particularly in the first nine months of Fiscal Year 1998. During the fourth quarter, foundry revenues decreased 26.1% from the third quarter as National sharply cut back its demand in response to its own publicly-announced restructuring created by soft market conditions in the industry.

GROSS PROFIT

    Gross profit increased 51.2% to $230.5 million in Fiscal Year 1998, compared to $152.5 million in Fiscal Year 1997. Included in gross profit in the Fiscal Years 1998 and 1997 is $36.3 million and $6.8 million, respectively, attributable to contract manufacturing services provided to National. Prior to the Recapitalization in Fiscal Year 1997, these revenues were recorded at cost. Gross trade profit (excluding contract manufacturing) increased 33.3% in Fiscal Year 1998 over Fiscal Year 1997. As a percentage of trade sales, gross trade profits were 30.5% and 24.8% in Fiscal Years 1998 and 1997, respectively. The increase in gross trade profit as a percentage of trade sales was due to increased factory utilization due to improved market conditions and the favorable effect on fixed cost absorption of increased demand from National in the first nine months of Fiscal Year 1998, the favorable effects of currency devaluations in Southeast Asia on the Company's manufacturing costs and the acquisition of Raytheon, which increased the Company's portfolio of higher-margin products.

RESEARCH AND DEVELOPMENT

    Research and development expenses ("R&D") were $35.7 million (excluding a $15.5 million pre-tax charge for purchased in-process R&D associated with the acquisition of Raytheon), or 5.6% of trade sales in Fiscal Year 1998, compared to $18.9 million, or 3.2% of trade sales in Fiscal Year 1997. The increase in R&D is driven by higher spending to support new product development, reflecting the Company's renewed emphasis on R&D efforts as a stand-alone company following the Recapitalization. Prior to the Recapitalization, R&D expenditures of the business primarily consisted of allocations from National. Reflective of increased R&D efforts, the Company approximately doubled the number of new products introduced in Fiscal Year 1998 from Fiscal Year 1997. In addition, the Company is spending higher levels of R&D for its Analog and Mixed Signal products, reflecting its strategy to focus on and grow this segment of its business. R&D efforts are focused on the Company's growth products: CMOS Logic, DMOS, EEPROM and Analog. In Fiscal Year 1998, R&D expenditures were 8.9% of trade sales for these growth products, and 0.5% of trade sales for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM). Comparison of the above to Fiscal Year 1997 is not meaningful as the Company was not a stand-alone entity for the entire year.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses ("SG&A") were $92.0 million, or 14.5% of trade sales, in Fiscal Year 1998, compared to $96.4 million, or 16.4% of trade sales, in Fiscal Year 1997. Excluding one-time retention bonuses of $14.1 million charged in Fiscal Year 1997, SG&A was $82.3 million, or 14.0% of trade sales in Fiscal Year 1997. The increase in SG&A as a percent of trade sales after elimination of retention bonuses is due to higher selling and marketing expenses driven by inefficiencies experienced in the first half of Fiscal Year 1998 while operating under transition service agreements with National, and in the second half of Fiscal Year 1998 due to the integration of the Raytheon sales force into the Company. The increase in selling and marketing expenses was partially offset by a decrease in general and administrative expenses due to lower expenses incurred as a stand-alone entity in Fiscal Year 1998 compared to Fiscal Year 1997, which reflects nine months of direct and allocated expenses of the Business while operated by National.

RESTRUCTURING

    Fiscal Year 1997 included a one-time restructuring charge of $5.3 million, incurred in the first quarter, for severance and other costs directly attributable to a workforce reduction.

INTEREST, NET

    Interest, net was $44.7 million and $9.3 million in Fiscal Years 1998 and 1997, respectively. Fiscal Year 1998 includes a full year of interest expense on indebtedness incurred to finance the Recapitalization, while Fiscal Year 1997 contains approximately one quarter. In addition, the Company incurred additional indebtedness due to the purchase of Raytheon in the third quarter of fiscal 1998. Prior to the Recapitalization in Fiscal Year 1997, the Business was allocated net interest expense from National. This amount is included in other expense.

OTHER EXPENSES

    Other expense was $1.4 million in Fiscal Year 1997, consisting primarily of net interest expense allocated to the Business by National. There were no comparable amounts incurred in Fiscal Year 1998.

    In the third quarter of Fiscal Year 1998, the Company took a pre-tax charge of $15.5 million for purchased in-process research and development in conjunction with the acquisition of Raytheon and an after-tax charge of $1.5 million for the cumulative effect of an accounting charge pertaining to treatment of certain costs associated with the Company's enterprise software system implementation. The enterprise software system implementation costs, relating to activities to assess the system's capabilities in light of the Company's current business processes, were previously capitalized against the cost of the software. Emerging Issues Task Force Issue 97-13, dated November 20, 1997, requires companies to expense such costs as incurred.

INCOME TAXES

    Income taxes were $13.9 million and $4.5 million in Fiscal Years 1998 and 1997, respectively. In Fiscal Year 1998, income taxes were recorded at an effective tax rate of 32.6%. In Fiscal Year 1997, income taxes were recorded only for the period subsequent to the Recapitalization, at an effective rate of 38.7%. The lower tax rate in Fiscal Year 1998 is due to a higher proportion of taxable income in lower tax countries as compared to Fiscal Year 1997. Prior to the Recapitalization, the Business did not record a tax provision or pay income taxes as it operated as a division of National.

YEAR ENDED MAY 25, 1997 COMPARED TO YEAR ENDED MAY 26, 1996

RESULTS OF OPERATIONS

    Net income decreased 76.9% to $16.7 million in Fiscal Year 1997 from $72.3 million in Fiscal Year 1996. Fiscal Year 1997 includes interest expense and income taxes of $9.3 million and $4.5 million, respectively, incurred subsequent to the Recapitalization. No such amounts were incurred in Fiscal Year 1996. Operating income was $31.9 million in Fiscal Year 1997, a 55.8% decrease from the prior year. This decrease was attributable to a combination of lower trade sales driven by industry-wide adverse market conditions that impacted much of Fiscal Year 1997, lower gross profits as a result of factory underutilization caused by an inventory reduction initiative in Fiscal Year 1997, one-time retention bonuses of $14.1 million and a one-time restructuring charge of $5.3 million in Fiscal Year 1997 related to the Company's workforce reductions in the first quarter of Fiscal Year 1997, partially offset by gross profit on contract manufacturing services in Fiscal Year 1997 subsequent to the Recapitalization. Prior to the Recapitalization, these revenues were recorded at cost. Excluding interest expense and one-time charges in Fiscal Year 1997 and other (income) expense of $1.4 million and $(0.2) million in Fiscal Years 1997 and 1996, respectively, EBITDA was $128.4 million in Fiscal Year 1997, compared to $136.3 million in Fiscal Year 1996.

REVENUES

    The Company's revenues consist of trade sales to unaffiliated customers (84.9% and 88.7% of total revenues in Fiscal Years 1997 and 1996, respectively) and revenues from contract manufacturing services provided to National (15.1% and 11.3% of total revenues in Fiscal Years 1997 and 1996, respectively).

    Trade sales decreased 14.7% to $587.8 million in Fiscal Year 1997 from $688.7 million in Fiscal Year 1996. The decrease in trade sales impacted all product groups and was due primarily to industry-wide adverse market conditions which impacted order rates starting in the second half of Fiscal Year 1996 and continued through the first half of Fiscal Year 1997, after which order rates recovered moderately. Trade sales were down 23.7% in the first half of Fiscal Year 1997 over the first half of Fiscal Year 1996, but were down only 3.7% in the second half of Fiscal Year 1997 over the second half of Fiscal Year 1996, reflecting improvement in orders as market conditions improved.

    Logic trade sales decreased 15.9% in Fiscal Year 1997 over Fiscal Year 1996. The decline in Logic trade sales was almost entirely unit price driven, as volumes were flat year on year. The majority of Logic's trade sales decline was in the mature Bipolar products, which declined 22.1% in Fiscal Year 1997 over Fiscal Year 1996. CMOS trade sales declined 9.5% in Fiscal Year 1997 over Fiscal Year 1996. Reflective of the Company's growth strategy, CMOS trade sales in Fiscal Year 1997 exceeded Bipolar trade sales for the first time.

    Discrete trade sales decreased 6.2% in Fiscal Year 1997 over Fiscal Year 1996. The decline in Discrete trade sales was due to lower volume in Bipolar products, whose trade sales decreased 27.7% in Fiscal Year 1997 over Fiscal Year 1996, offset by strong growth in higher-priced DMOS products, the focus of the Group's growth strategy, whose trade sales increased 54.2% in Fiscal Year 1997 over Fiscal Year 1996.

    Non-Volatile Memory trade sales decreased 20.8% in Fiscal Year 1997 over Fiscal Year 1996. The decline in Non-Volatile Memory trade sales was driven by a significant decline in EPROM sales volume, whose trade sales decreased 40.8% year over year, offset by continued growth in EEPROM trade sales, which increased 6.2% in Fiscal Year 1997 over Fiscal Year 1996. Additionally, EEPROM trade sales exceeded EPROM trade sales in Fiscal Year 1997 for the first time.

    Geographically, 38%, 20% and 42% of trade sales were derived in North America, Europe and Asia/ Pacific, respectively, in Fiscal Year 1997, as compared to 38%, 23% and 39% in Fiscal Year 1996. All regions experienced declines in trade sales in Fiscal Year 1997 as compared to Fiscal Year 1996. Trade sales in North America declined 14%, Europe 27% and Asia/Pacific 7%. Overall, exchange rates had a minimal effect on trade sales as the majority of the Company's sales are U.S. dollar denominated.

    Contract manufacturing revenues increased 19.0% to $104.2 million in Fiscal Year 1997 from $87.6 million in Fiscal Year 1996. This increase, when normalized for higher prices to include a markup in Fiscal Year 1997 subsequent to the Recapitalization, was due to greater demand in Fiscal Year 1997 from National, particularly for products manufactured in the Company's 6-inch wafer fab in South Portland, Maine.

GROSS PROFIT

    Gross profit decreased 29.7% to $152.5 million in Fiscal Year 1997 from $216.8 million in Fiscal Year 1996. Included in the Fiscal Year 1997 amount, is $6.8 million of gross profit attributable to contract manufacturing services provided to National subsequent to the Recapitalization. Prior to the Recapitalization, these revenues were recorded at cost. Under the Manufacturing Agreements with National, prices for manufacturing services were designed to generate a 20% gross profit for the Company. For the period subsequent to the Recapitalization, the Company was achieving this level of gross profit with respect to contract manufacturing revenues. As a percentage of trade sales, gross trade profits were 24.8% and 31.5% in Fiscal Years 1997 and 1996, respectively. The decline in gross trade profit as a percentage of trade sales was due to lower prices, particularly in Logic, and lower factory utilization, particularly in the first half of Fiscal Year 1997, due to adverse market conditions and an inventory reduction initiative. The Company reduced inventories by $20 million, or 21.5%, in Fiscal Year 1997 over Fiscal Year 1996. In response to declining gross profit, management enacted cost reduction programs, which included headcount reductions, in the first quarter of Fiscal Year 1997. Gross trade profit as a percent of trade sales was 23.2% in the first half of Fiscal Year 1997, reflecting slow order rates and low factory utilization. Gross trade profit as a percent of trade sales increased to 26.3% in the second half of Fiscal Year 1997, reflecting increased order rates, improved factory utilization and the beneficial effects of the cost reduction programs enacted in the first half of Fiscal Year 1997.

RESEARCH AND DEVELOPMENT

    Research and development expense was $18.9 million, or 3.2% of trade sales in Fiscal Year 1997, compared to $30.3 million, or 4.4% of trade sales, in Fiscal Year 1996. The decrease in R&D relates primarily to reduced allocations from National in Fiscal Year 1997 prior to the Recapitalization as a result of the refocus of its strategic direction away from Fairchild's markets, as well as the elimination of allocations from National subsequent to the Recapitalization.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $96.4 million, or 16.4% of trade sales, in Fiscal Year 1997, compared to $114.4 million, or 16.6% of trade sales, in Fiscal Year 1996. The decrease in SG&A expenses is attributable to reduced allocations from National in Fiscal Year 1997 prior to the Recapitalization, reflecting the reduced consumption of corporate services, and the favorable effect of lower charges under the Transition Services Agreement with National subsequent to the Recapitalization as compared to the allocations for those same services for the comparable period in Fiscal Year 1996, offset by one-time retention and incentive bonuses ($14.1 million) paid in Fiscal Year 1997 concurrently with the Recapitalization.

RESTRUCTURING

    Fiscal Year 1997 included a restructuring charge of $5.3 million for severance and other costs directly attributable to a workforce reduction undertaken in the first quarter of Fiscal Year 1997.

INTEREST, NET

    Interest, net was $9.3 million in Fiscal Year 1997, as a result of indebtedness incurred concurrently with the Recapitalization. In Fiscal Year 1997 prior to the Recapitalization, and in Fiscal Year 1996, the Company was allocated net interest income from National. This amount is included in other (income) expense.

OTHER (INCOME) EXPENSE

    Other expense was $1.4 million in Fiscal Year 1997, compared to other income of $0.2 million in Fiscal Year 1996. The increase in other expense was primarily due to higher net interest expense allocated from National in Fiscal Year 1997.

INCOME TAXES

    Income taxes were $4.5 million in Fiscal Year 1997. The provision for income taxes was recorded only for the period subsequent to the Recapitalization. Prior to the Recapitalization, the Company did not pay income taxes or file income tax returns as it operated as a division of National. The effective tax rate on income generated subsequent to the Recapitalization is 38.7%.

LIQUIDITY AND CAPITAL RESOURCES

    As of May 31, 1998, the Company's cash balance was $6.5 million, a decrease of $34.2 million from May 25, 1997. In addition, the Company had available a Revolving Credit Facility of $130.0 million on May 31, 1998, under which no amounts were outstanding.

    During Fiscal Year 1998, the Company generated sufficient cash from operations to fund its research and development, capital expenditure and debt service requirements. Additionally, the Company used approximately $75.0 million of its existing cash to fund in part the acquisition of Raytheon. Concurrent with the acquisition, the Company borrowed $90.0 million under a new Tranche C term loan, the proceeds from which were used in part to repay the remaining principal on its Tranche B term loan. Research and development expenditures are made primarily to fund new product development. Capital expenditures in Fiscal Year 1998, and those anticipated in Fiscal Year 1999 are being made primarily to increase assembly and test capacity in the Company's manufacturing facilities and to purchase and install an enterprise-wide information system. The Company expects that its existing cash, together with available funds from its amended Senior Credit Facilities and funds generated from operations, will be sufficient to meet its investing and financing requirements for Fiscal Year 1999.

    The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward and option contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine peso, as well as revenues denominated in Japanese yen and the major European currencies. The recent devaluation of several currencies in Southeast Asia against the U.S. dollar has not had, nor does the Company presently expect it to have, a material adverse effect on the Company's results of operations or financial condition. The Company currently benefits from lower dollar-denominated expenses incurred by its manufacturing operations in Southeast Asia, and the fact that its sales in that region (excluding Japan) are denominated in U.S. dollars. Recent economic developments and the associated currency devaluations have softened demand in that region, thereby negatively affecting the Company's revenues and profitability, particularly in the second half of Fiscal Year 1998. Deferred gains from hedging transactions were immaterial to the financial statements in the Fiscal Years 1998 and 1997. Prior to the Recapitalization, such activities were not performed by the Business, rather they were centralized by National. The Company does not speculate in these financial instruments.

OUTLOOK AND BUSINESS RISKS

    The statements contained under this heading and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the Business section of this Form 10-K, other than statements of historical facts, are forward-looking statements based on current expectations and management's estimates, which involve risks and uncertainties. Actual results may differ materially from those set forth in or contemplated by such forward-looking statements.

    The following factors may affect the Company's operating results for Fiscal Year 1999: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate the Company's products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in the Company's markets; (vi) the ability to successfully integrate Raytheon and other potential acquisitions into the Company's operations and the resultant risk of losing key customers or employees of the acquired operation; (vii) the Company's dependence on sales to National Semiconductor; (viii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (ix) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (x) uncertainties and legal risks associated with the dependence on, and potential disputes concerning, patents and other intellectual property rights; and (xi) foreign currency and other risks associated with operating a global business.

    The industry is experiencing soft market conditions, which began in the third quarter of Fiscal Year 1998, due to the Asian financial crisis and an inventory correction in the personal computer market, resulting in excess capacity in the semiconductor industry as a whole. These factors have combined to cause severe price pressures and reduced demand, which will negatively impact the Company's trade revenues and gross profit for the first half of Fiscal Year 1999, and may continue to negatively affect the Company's trade revenues and gross profit in subsequent periods. In response, the Company is undertaking cost reduction initiatives, including factory shutdowns, headcount reductions and furloughs, for which the Company expects to take a one-time charge against earnings of approximately $4.5 million in the first quarter of Fiscal Year 1999. Despite these actions, the Company expects its trade revenues and gross profit as a percent of sales in the first half of Fiscal Year 1999 to be substantially below those of the first half of Fiscal Year 1998. No assurance can be given that such measures will produce improved results in the second half of Fiscal Year 1999.

    In the fourth quarter of Fiscal Year 1998, National informed the Company that its demand would be significantly lower in Fiscal Year 1999 than in Fiscal Year 1998. This will result in substantially lower contract manufacturing revenues in Fiscal Year 1999 as compared to Fiscal Year 1998 and will negatively impact factory utilization, particularly in the 6-inch fab in South Portland, Maine. National, under the terms of the Asset Purchase Agreement (the "Agreement"), is obligated to purchase an aggregate of

$330.0 million of contract manufacturing services during the 39 month period which began March 11, 1997, including a minimum of $90.0 million of contract manufacturing services in Fiscal Year 1999. In addition, National is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch fab in South Portland, Maine in Fiscal Year 1999. While National's product ordering and payment schedules for Fiscal Year 1999 remain under discussion, National has reaffirmed its commitment to remain in compliance with the terms of the Agreement.

    The combination of soft market conditions and reduced demand from National will result in a net loss for the first quarter of Fiscal Year 1999. Should prices and order rates not improve during the first quarter or National not comply with its obligations under the Agreement, the Company may experience a loss in the second quarter of Fiscal Year 1999 and in subsequent periods as well. As a result, the Company expects lower profits in Fiscal Year 1999 as compared to Fiscal Year 1998.

    The Company relies on certain subcontractors for wafer fabrication and assembly and test services. In particular, the Company utilizes NS Electronics (Bangkok) Ltd. ("NS Electronics") as a subcontractor for a significant portion of assembly and test services for its non-volatile memory products. NS Electronics has common ownership and business and management relationships with Alphatec Electronics Public Company Ltd. ("Alphatec"). Alphatec has recently reported financial difficulties, and its ability to continue its current operations and the impact of such on the operations of NS Electronics are uncertain. The Company continues to explore sourcing alternatives, including other subcontractors and expansion of internal capacity. There can be no assurance that the Company would be able to replace any loss of assembly or test services as a result of adverse developments affecting Alphatec and NS Electronics, nor any assurance that such services could be replaced on terms equally favorable to the Company. Accordingly, should NS Electronics cease or sharply curtail its operations in the near future, there could be a material adverse effect on the Company's results of operations in Fiscal Year 1999.

    In the fourth quarter of Fiscal Year 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National's business systems. The software, which is expected to be operational by the end of the first quarter of Fiscal Year 1999, is year 2000 compliant. Internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. To date, none have been identified. Management expects that its assessments will be completed by December 31, 1998. For the Fiscal Years 1998 and 1997, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems are immaterial to the consolidated financial statements. Future incremental expenditures are also expected to be immaterial to the consolidated financial statements. Although management believes the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue, could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company is not actively engaged in preparing contingency plans in the event that key suppliers or customers fail to become year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    During and subsequent to Fiscal Year 1998, the Financial Accounting Standards Board issued several new statements. Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income in a full set of financial statements. This statement requires companies to (i) classify items of classified income by their value in a financial statement, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual and interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but is not required in interim periods in the first year of adoption. SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" amends certain provisions of SFAS Nos. 87, 88 and
106. It revises employers' disclosures about pension and other postretirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

    The AICPA issued two new Statements of Position ("SOP") in Fiscal Year 1998. SOP 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" requires that companies capitalize certain internal-use software costs upon meeting of certain criteria. This SOP is effective for fiscal years beginning after December 15, 1998. SOP 98-5 "Reporting on the Costs of Start-up Activities" requires companies to expense start-up costs and organization costs as they are incurred. This SOP is effective for fiscal years beginning after December 15, 1998.

    The Company will adopt SFAS No. 130 in the first quarter of Fiscal Year 1999 and does not expect its provisions to have a material effect on the Company's presentation of its financial statements. The Company intends to adopt SFAS No. 131 and SFAS No. 132 effective for its consolidated financial statements for the fiscal year ending May 30, 1999 and will retroactively adopt the provisions of SFAS No. 131 for the year ended May 31, 1998. The Company intends to adopt SOP 98-1 and SOP 98-5 in Fiscal Year 2000 and SFAS No. 133 in Fiscal Year 2001. Adoption of SFAS No. 131 will only result in added disclosure and adoption of SOP 98-5 is not expected to have a material effect on the consolidated financial statements. The Company is presently analyzing SFAS No. 132, SFAS No. 133 and SOP 98-1, and has not yet determined their impact on the Company's consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FAIRCHILD SEMICONDUCTOR CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
 Independent Auditors' Report..............................................   22
 Consolidated Balance Sheets at May 31, 1998 and May 25, 1997..............   23
 Consolidated Statements of Operations for each of the years in the three-year period ended
   May 31, 1998............................................................   24
 Consolidated Statement of Cash Flows for the year ended May 31, 1998......   25
 Consolidated Statements of Stockholder's Equity for each of the years in
   the three-year period ended May 31, 1998................................   26
 Notes to Consolidated Financial Statements................................   27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fairchild Semiconductor Corporation:

    We have audited the accompanying balance sheets of Fairchild Semiconductor Corporation (the "Company") as of May 31, 1998 and May 25, 1997, the related consolidated and combined statements of operations and stockholder's equity for each of the years in the three-year period ended May 31, 1998, and the related consolidated statement of cash flows for the year ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    The accompanying financial statements were prepared on the basis of presentation as described in Note 1. Prior to March 11, 1997, the statements present the combined business equity and the related combined revenues less direct expenses before taxes of the Fairchild Semiconductor Business of National Semiconductor Corporation (the Business), and are not intended to be a complete presentation of the Business' financial position, results of operations or cash flows. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by the Company on a stand-alone basis.

    In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 1998 and May 25, 1997, the results of operations for each of the years in the three year period ended May 31, 1998, and the results of cash flows for the year ended May 31, 1998, on the basis described in Note 1, in conformity with generally accepted accounting principles.

    As discussed in Note 17 to the financial statements, the Company changed its method of accounting for business process reengineering costs in 1998 to adopt the provisions of the Emerging Issues Task Force Issue 97-13, "Accounting for Business Process Reengineering Costs".

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
June 16, 1998, except as to Note 18, which is as of July 20, 1998

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                     MAY 31, 1998   MAY 25, 1997
                                                     ------------   ------------
                       ASSETS

 Current assets:
   Cash and cash equivalents.......................     $  6.5         $ 40.7
   Accounts receivable, net of allowances of $14.2
     and $15.9 at May 31, 1998 and May 25, 1997,
     respectively..................................       75.0           79.6
   Inventories.....................................      108.0           73.1
   Other current assets............................       20.0           18.7
                                                        ------         ------
       Total current assets........................      209.5          212.1
 Property, plant and equipment, net................      342.9          295.0
 Deferred income taxes.............................       17.5           17.8
 Intangible assets, net of accumulated amortization
   of $1.4 at May 31, 1998.........................       31.5         --
 Other assets......................................       30.4           29.4
                                                        ------         ------
       Total assets................................     $631.8         $554.3
                                                        ------         ------
                                                        ------         ------

        LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Current portion of long-term debt...............     $ 13.2         $ 11.0
   Accounts payable................................       77.7           77.1
   Accrued expenses and other current
     liabilities...................................       55.9           40.1
                                                        ------         ------
       Total current liabilities...................      146.8          128.2
 Long-term debt, less current portion..............      438.1          409.0
 Other liabilities.................................        0.6            0.4
                                                        ------         ------
       Total liabilities...........................      585.5          537.6
                                                        ------         ------

 Commitments and contingencies

 Stockholder's equity:
   Common stock, $.01 par value; 1,000 shares
     authorized, 100 shares issued and outstanding
     at May 31, 1998 and May 25, 1997,
     respectively..................................     --             --
   Additional paid-in capital......................       12.0            9.6
   Retained earnings...............................       34.3            7.1
                                                        ------         ------
       Total stockholder's equity..................       46.3           16.7
                                                        ------         ------
       Total liabilities and stockholder's
         equity....................................     $631.8         $554.3
                                                        ------         ------
                                                        ------         ------

          See accompanying notes to consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                 YEAR ENDED
                                                ---------------------------------------------
                                                MAY 31, 1998    MAY 25, 1997    MAY 26, 1996
                                                -------------   -------------   -------------
 Revenue:
   Net sales--trade...........................     $635.8          $587.8          $688.7
   Contract manufacturing--National
     Semiconductor............................      153.4           104.2            87.6
                                                   ------          ------          ------
       Total revenue..........................      789.2           692.0           776.3

 Operating expenses:
   Cost of sales..............................      441.6           442.1           471.9
   Cost of contract manufacturing--National
     Semiconductor............................      117.1            97.4            87.6
   Research and development...................       35.7            18.9            30.3
   Selling, general and administrative........       92.0            96.4           114.4
   Purchased in-process research and
     development..............................       15.5          --              --
   Restructuring..............................     --                 5.3          --
                                                   ------          ------          ------
       Total operating expenses...............      701.9           660.1           704.2
                                                   ------          ------          ------

 Operating income.............................       87.3            31.9            72.1
 Interest, net................................       44.7             9.3          --
 Other (income) expense, net..................     --                 1.4            (0.2)
                                                   ------          ------          ------
 Income before income taxes...................       42.6            21.2            72.3
 Income taxes.................................       13.9             4.5          --
                                                   ------          ------          ------
 Income before cumulative effect of change in
   accounting principle.......................       28.7            16.7            72.3
 Cumulative effect of change in accounting
   principle, net of tax effect of $0.8
   million....................................       (1.5)         --              --
                                                   ------          ------          ------
 Net income...................................     $ 27.2          $ 16.7          $ 72.3
                                                   ------          ------          ------
                                                   ------          ------          ------

          See accompanying notes to consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                                       YEAR ENDED
                                                                                                      MAY 31, 1998
                                                                                                      -------------
Cash flows from operating activities:
  Net income........................................................................................    $    27.2
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principle, net........................................          1.5
    Depreciation and amortization...................................................................         84.6
    Loss on disposal of fixed assets................................................................          0.9
    Purchased in-process research and development...................................................         15.5
    Deferred income taxes...........................................................................          2.8
  Changes in operating assets and liabilities, net of effect of acquisition:
    Accounts receivable.............................................................................         18.5
    Inventories.....................................................................................        (21.3)
    Prepaid expenses and other current assets.......................................................         (1.6)
    Accounts payable................................................................................         (4.2)
    Accrued expenses and other current liabilities..................................................         11.6
    Other assets and liabilities....................................................................          0.6
                                                                                                           ------
      Cash provided by operating activities.........................................................        136.1
                                                                                                           ------
Cash flows from investing activities:
  Capital expenditures..............................................................................        (78.0)
  Purchase of molds and tooling.....................................................................         (5.7)
  Purchase of Raytheon Semiconductor, Inc., net of cash acquired....................................       (116.8)
                                                                                                           ------
    Cash used by investing activities...............................................................       (200.5)
                                                                                                           ------
Cash flows from financing activities:
  Repayment of long-term debt.......................................................................        (58.7)
  Issuance of long-term debt........................................................................         90.0
  Debt issuance costs...............................................................................         (1.1)
                                                                                                           ------
    Cash provided by financing activities...........................................................         30.2
                                                                                                           ------
Net change in cash and cash equivalents.............................................................        (34.2)
Cash and cash equivalents at beginning of period....................................................         40.7
                                                                                                           ------
Cash and cash equivalents at end of period..........................................................    $     6.5
                                                                                                           ------
                                                                                                           ------
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes....................................................................................    $     8.9
                                                                                                           ------
                                                                                                           ------
    Interest........................................................................................    $    43.8
                                                                                                           ------
                                                                                                           ------

          See accompanying notes to consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                   COMMON STOCK
                                                -------------------   ADDITIONAL
                                                (000'S)      PAR       PAID-IN     RETAINED   BUSINESS    TOTAL
                                                 SHARES     VALUE      CAPITAL     EARNINGS    EQUITY     EQUITY
                                                --------   --------   ----------   --------   --------   --------

 Balances at May 28, 1995.....................    --          --         --          --         233.2       233.2

   Revenues less expenses.....................    --          --         --          --          72.3        72.3

   Net intercompany activity..................    --          --         --          --          43.7        43.7
                                                    ---    --------   ----------   --------   --------   --------

 Balances at May 26, 1996.....................    --          --         --          --         349.2       349.2

   Revenues less expenses.....................    --          --         --          --           9.6         9.6

   Net intercompany activity..................    --          --         --          --         (25.4)      (25.4)
                                                    ---    --------   ----------   --------   --------   --------

 Balances at March 10, 1997...................    --          --         --          --         333.4       333.4

   Recapitalization of Business...............      0.1       --          333.4      --        (333.4)      --

   Distribution to National Semiconductor by
     Fairchild................................    --          --         (401.6)     --         --         (401.6)

   Capital contribution from Fairchild
     Holdings.................................    --          --           77.8      --         --           77.8

   Net income for the period from March 11,
     1997 through May 25, 1997................    --          --         --            7.1      --            7.1
                                                    ---    --------   ----------   --------   --------   --------

 Balances at May 25, 1997.....................      0.1       --            9.6        7.1      --           16.7

   Net income.................................    --          --         --           27.2      --           27.2

   Adjustment to business equity assumed......    --          --            2.4      --         --            2.4
                                                    ---    --------   ----------   --------   --------   --------

 Balances at May 31, 1998.....................      0.1    $  --        $  12.0    $  34.3    $ --       $   46.3
                                                    ---    --------   ----------   --------   --------   --------
                                                    ---    --------   ----------   --------   --------   --------

          See accompanying notes to consolidated financial statements.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION

    BACKGROUND

    Fairchild Semiconductor Corporation ("Fairchild" or the "Company") was incorporated on February 10, 1997 by National Semiconductor Corporation ("National Semiconductor" or "National"). On March 11, 1997, National Semiconductor consummated an Agreement and Plan of Recapitalization ("Recapitalization"). As part of the Recapitalization and pursuant to an Asset Purchase Agreement, National Semiconductor transferred substantially all of the assets and liabilities of the Fairchild Semiconductor Business (the "Business") to the Company. The Business was defined as the logic, discrete and memory divisions of National Semiconductor. The Recapitalization was accounted for as a leveraged recapitalization, whereby the Company assumed the historical operating results of the Business. Fairchild is a leading global designer, developer and manufacturer of high performance multi-market semiconductors. The Company's logic, discrete, non-volatile memory and analog and mixed signal products are the building block components for virtually all electronic devices, from sophisticated computers to household appliances. The Company is headquartered in South Portland, Maine, and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountain View, California, Cebu, the Philippines, and Penang, Malaysia. Fairchild is a wholly-owned subsidiary of FSC Semiconductor Corporation ("Fairchild Holdings").

    BASIS OF PRESENTATION

    The consolidated financial statements at May 31, 1998 and for the fiscal year then ended, as well as at May 25, 1997, and for the period from March 11, 1997 through May 25, 1997, include the accounts and operations of the Company and its wholly-owned subsidiaries.

    Prior to March 11, 1997, the combined balance sheets included the assets and liabilities that were directly related to the Business as they were operated within National Semiconductor. These balance sheets do not include National Semiconductor's corporate assets or liabilities not specifically identifiable to Fairchild. National Semiconductor performed cash management on a centralized basis and processed related receivables and certain payables, payroll and other activity for Fairchild. These systems did not track receivables, liabilities and cash receipts and payments on a business specific basis. Accordingly, it was not practical to determine certain assets and liabilities associated with the Business. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows for the years ended May 25, 1997 and May 26, 1996 (See Note 15). The financial condition and cash flows may have been significantly different if not for the centralized cash management system of National Semiconductor.

    Prior to March 11, 1997, the combined statements of operations included all revenues and costs attributable to the Business including an allocation of the costs of shared facilities and overhead of National Semiconductor. In addition, certain costs incurred at Fairchild plants for the benefit of other National Semiconductor product lines were allocated from Fairchild to National Semiconductor. All of the allocations and estimates in the combined statements of operations were based on assumptions that management believes were reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Business had been operated on a stand alone basis.

    Transactions with National Semiconductor have been identified in the financial statements as transactions between related parties to the extent practicable (See Note 11).

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR

    The Company's fiscal year ends on the Sunday on or nearest preceding May 31. The Company's results for the fiscal year ended May 31, 1998 consist of 53 weeks of activity, compared to 52 weeks for the fiscal years ended May 25, 1997 and May 26, 1996.

    PRINCIPLES OF CONSOLIDATION

    Commencing with the Recapitalization, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION

    Revenue from the sale of semiconductor products is recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Contract manufacturing revenues are recognized upon completion of respective stages of production, defined as wafer fabrication, sort, assembly and test.

    RESEARCH AND DEVELOPMENT COSTS

    The Company's research and development expenditures are charged to expense as incurred.

    RELATED PARTY ACTIVITY

    In conjunction with the Recapitalization, Fairchild and National Semiconductor executed several agreements which govern the performance of manufacturing services by Fairchild on behalf of National Semiconductor and by National Semiconductor on behalf of Fairchild. In addition, National Semiconductor provides a number of business support services to Fairchild.

    Prior to the Recapitalization, the Business performed contract manufacturing services for National Semiconductor. The revenues for these services are reflected at cost in the accompanying consolidated statements of operations.

    Manufacturing costs were generally apportioned between National Semiconductor and the Business' product lines based upon budgeted and actual factory production loading. Certain manufacturing costs (e.g., material costs) that were specifically identifiable with a particular product line were charged or credited directly without apportionment.

    National Semiconductor also performed manufacturing services for the Business and incurred other elements of cost of sales on behalf of the Business, including freight, duty, warehousing, and purchased manufacturing services from third party vendors.

    Shared or common costs, including certain general and administrative, sales and marketing, and research and development expenses, have been allocated from National Semiconductor's corporate office, selling and marketing locations, and manufacturing sites to the Business or from the Business' plants to National Semiconductor product lines on a basis which is considered to fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the business receiving the charge. National Semiconductor had net interest income on a consolidated basis for all periods presented prior to the

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recapitalization. Although not material, these amounts have been allocated to the Business prior to the Recapitalization on the basis of net assets and are included in other (income) expense (See Note 11).

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements ten to thirty years, and machinery and equipment three to five years. Depreciation is computed using the straight-line method.

    INTANGIBLE ASSETS

    Intangible assets were recorded as part of the Raytheon acquisition and are amortized by the use of the straight-line method over their estimated lives which are generally three to fifteen years. (See Note 16)

    OTHER ASSETS

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

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates the recoverability of long-lived assets not held for sale, including intangible assets, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in Fiscal Years 1998, 1997 or 1996.

    CURRENCIES

    The Company's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are also included in current results.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The Company utilizes various off-balance sheet financial instruments to manage market risks associated with the fluctuations in certain interest rates and foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising from the normal course of business. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. denominated asset and liability positions. Gains and losses on these contracts are matched with the underlying gains and losses resulting from currency movement on these balance sheet positions.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 31, 1998.

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

    INCOME TAXES

    Prior to the Recapitalization, the Business did not file separate income tax returns but rather was included in the income tax returns filed by National Semiconductor and its subsidiaries in various domestic and foreign jurisdictions. Therefore, no provision for income taxes has been recorded in the accompanying consolidated financial statements for the period May 27, 1996 through March 10, 1997 and for the year ended May 26, 1996. Upon the Recapitalization, the Company became responsible for its income taxes and, therefore, the provision for income taxes included in the accompanying 1997 statement of operations is for the period March 11, 1997 through May 25, 1997.

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

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EMPLOYEE STOCK PLAN

    The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company continues to account for its stock option plan in accordance with the provisions of APB 25 (see Note 6) and provides the disclosures of pro forma net income as if the fair value method under SFAS No. 123 had been applied.

    RECLASSIFICATION

    Certain amounts in Fiscal Years 1997 and 1996 have been reclassified to conform with the current year presentation.

NOTE 3--FINANCIAL STATEMENT DETAILS

                                                                              MAY 31,      MAY 25,
                                                                               1998         1997
                                                                            -----------  -----------
                                                                                 (IN MILLIONS)
INVENTORIES (1)
  Raw materials...........................................................   $    13.0    $     8.8
  Work in process.........................................................        69.5         43.4
  Finished goods..........................................................        25.5         20.9
                                                                            -----------  -----------
                                                                             $   108.0    $    73.1
                                                                            -----------  -----------
                                                                            -----------  -----------
OTHER CURRENT ASSETS
  Non-trade receivable from manufacturing subcontractor...................   $    12.7    $    14.8
  Prepaid and other current assets........................................         7.3          3.9
                                                                            -----------  -----------
                                                                             $    20.0    $    18.7
                                                                            -----------  -----------
                                                                            -----------  -----------
PROPERTY, PLANT AND EQUIPMENT (1)
  Land....................................................................   $    23.5    $     1.2
  Buildings and improvements..............................................       154.7        140.2
  Machinery and equipment.................................................       575.1        526.8
  Construction in progress................................................        46.5         20.2
                                                                            -----------  -----------
    Total property, plant and equipment...................................       799.8        688.4
  Less accumulated depreciation...........................................       456.9        393.4
                                                                            -----------  -----------
                                                                             $   342.9    $   295.0
                                                                            -----------  -----------
                                                                            -----------  -----------
ACCRUED EXPENSES (1)
  Payroll and employee related accruals...................................   $    23.4    $    14.9
  Accrued interest........................................................         8.1          8.9
  Income taxes payable....................................................         3.2          2.0
  Other...................................................................        21.2         14.3
                                                                            -----------  -----------
                                                                             $    55.9    $    40.1
                                                                            -----------  -----------
                                                                            -----------  -----------

------------------------

(1) Approximately $13.6 million of inventory, $49.9 million of property, plant and equipment, and $4.1 million in accrued liabilities were obtained through the Raytheon acquisition and contribute to the growth in each respective account in Fiscal Year 1998.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 4--LONG-TERM DEBT

    Long-term debt consists of the following at:

                                                                              MAY 31,      MAY 25,
                                                                               1998         1997
                                                                            -----------  -----------
                                                                                 (IN MILLIONS)
Tranche A term loan payable...............................................   $    62.5    $    75.0
Tranche B term loan payable...............................................      --             45.0
Tranche C term loan payable...............................................        88.8       --
Senior subordinated notes payable.........................................       300.0        300.0
                                                                            -----------  -----------
  Total long-term debt....................................................       451.3        420.0
Less current portion......................................................        13.2         11.0
                                                                            -----------  -----------
Long-term portion.........................................................   $   438.1    $   409.0
                                                                            -----------  -----------
                                                                            -----------  -----------

    On March 11, 1997, the Company entered into a Senior Credit Facilities agreement ("Credit Agreement") with a syndicate of financial institutions. On December 31, 1997, the Credit Agreement was amended and restated ("Amended Credit Agreement") in order to permit the acquisition of Raytheon Semiconductor, Inc. (See Note 16).

    Borrowings under the Amended Credit Agreement are segregated into two tranches: $75.0 million Tranche A Term Loans and $90.0 million Tranche C Term Loans. A portion of the proceeds from the Tranche C Term Loans was used to repay in full the outstanding borrowings of the Tranche B Term Loans under the original Credit Agreement. The Tranche A Term Loans are scheduled to mature on March 11, 2002 and are subject to quarterly principal payments ranging from $2.5 million to $6.5 million, commencing May 30, 1997. The Tranche C Term Loans are scheduled to mature on March 11, 2003 and are subject to quarterly principal payments of $0.6 million each through February 2002, commencing February 28, 1998, with an additional four quarterly payments of $20.0 million each due through March 11, 2003, commencing May 31, 2002. The Amended Credit Agreement also includes a Revolving Credit Facility of $130.0 million. The Revolving Credit Facility is scheduled to mature on March 11, 2002. No amounts were outstanding under the Revolving Credit Facility as of May 31, 1998 and May 25, 1997.

    The Senior Credit Facilities accrue interest based on either the bank's base rate or the Eurodollar rate, at the option of the Company. The interest rate was 8.2% for the Tranche A term loan and 8.1% for the Tranche C term loan at May 31, 1998. The Company pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Agreement. Borrowings are secured by substantially all assets of the Company.

    On March 11, 1997, Fairchild issued $300.0 million of 10-1/8% Senior Subordinated Notes (the "Notes") at face value. The Notes pay interest on March 15 and September 15 of each year commencing September 15, 1997. The Notes are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The Notes are redeemable by the Company, in whole or in part, on or after March 15, 2002 at redemption prices ranging from 100% to approximately 105% of the principal amount. The Company is required to redeem $150.0 million principal amount of Notes on March 15, 2005 and $75.0 million principal amount of Notes on March 15, 2006 and 2007, respectively, in each case at a redemption price of 100% of the principal amount plus accrued interest to the date of redemption.

    The payment of principal and interest on the Senior Credit Facilities and the Notes is fully and unconditionally guaranteed by Fairchild Holdings. Fairchild Holdings currently conducts no business and has no significant assets other than the capital stock of the Company. No subsidiaries of Fairchild Holdings

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 4--LONG-TERM DEBT (CONTINUED)
are guarantors on either the Senior Credit Facilities or the Notes. Included in the accompanying consolidated balance sheets at May 31, 1998 and May 25, 1997 are approximately $93.6 million and $76.2 million of net assets, respectively, related to the Company's foreign subsidiaries.

    The Senior Credit Facilities and the indenture under which the Notes were issued, contain certain restrictive financial and operating covenants, including limitations on the payment of dividends and stock repurchases, with which the Company was in compliance at May 31, 1998.

    Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

                                                                                  (IN MILLIONS)
                                                                                  -------------
1999............................................................................    $    13.2
2000............................................................................         16.2
2001............................................................................         20.9
2002............................................................................         41.2
2003............................................................................         59.8
Thereafter......................................................................        300.0
                                                                                       ------
                                                                                    $   451.3
                                                                                       ------
                                                                                       ------

    On April 29, 1997 and January 7, 1998, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its Senior Credit Facilities described above. The swap agreements fixed the interest rate on $60.0 million of the Senior Credit Facility at 9.26% through May 2001, and $90.0 million of the Senior Credit Facility at 8.21% through February 2000. The notional face amount of the swap agreements is $151.3 million and $60.0 million at May 31, 1998 and May 25, 1997, respectively (See Note 13). The swap agreement covering $60.0 million of the Senior Credit Facility is cancelable without penalty at the option of the Company after May 26, 1999.

    The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance under the agreement.

NOTE 5--INCOME TAXES

    As discussed in Note 2, the Business did not pay income taxes directly or file separate income tax returns prior to the Recapitalization, and therefore, no provision for income taxes has been recorded in the accompanying financial statements for the period ended March 10, 1997 and for the year ended May 26,

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 5--INCOME TAXES (CONTINUED)
1996. The provision for income taxes included in the accompanying consolidated statements of operations for Fiscal Year 1998 and for the period from March 11, 1997 to May 25, 1997, consisted of the following:

                                                                                  MARCH 11, 1997
                                                                  YEAR ENDED            TO
                                                                 MAY 31, 1998      MAY 25, 1997
                                                                ---------------  -----------------
                                                                          (IN MILLIONS)
Income before income taxes:
  U.S.........................................................     $    24.4         $     9.1
  Non-U.S.....................................................          18.2               2.5
                                                                       -----             -----
                                                                   $    42.6         $    11.6
                                                                       -----             -----
                                                                       -----             -----

Income taxes:
  Current:
    U.S. federal..............................................     $     7.1         $  --
    U.S. state and local......................................           1.5            --
    Non-U.S...................................................           3.3               1.4
                                                                       -----             -----
                                                                        11.9               1.4
  Deferred:
    U.S. federal..............................................           1.2               2.5
    U.S. state and local......................................          (0.4)              0.6
    Non-U.S...................................................           1.2            --
                                                                       -----             -----
                                                                         2.0               3.1
  Total income taxes:
    U.S. federal..............................................           8.3               2.5
    U.S. state and local......................................           1.1               0.6
    Non-U.S...................................................           4.5               1.4
                                                                       -----             -----
                                                                   $    13.9         $     4.5
                                                                       -----             -----
                                                                       -----             -----

    The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                                  MARCH 11, 1997
                                                                  YEAR ENDED            TO
                                                                 MAY 31, 1998      MAY 25, 1997
                                                                ---------------  -----------------
                                                                          (IN MILLIONS)
U.S. federal statutory rate...................................          35.0%             35.0%
U.S. state and local taxes, net of federal benefit............           2.0%              3.7%
Tax differential related to non-U.S. income...................          (4.4)%         --
                                                                         ---                ---
                                                                        32.6%              38.7%
                                                                         ---                ---
                                                                         ---                ---

    As discussed in Note 1, the Recapitalization was accounted for as a leveraged recapitalization whereby the Company retained the carrying value of assets and liabilities of the Business. For income tax reporting purposes, the Recapitalization was treated as a taxable transaction resulting in a step up of the assets and liabilities to fair value at March 11, 1997. As such, gross deferred tax assets of $53.7 million and a related

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 5--INCOME TAXES (CONTINUED)
valuation allowance of $30.7 million were established on March 11, 1997 with an offsetting credit to Business equity.

    The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at May 31, 1998 and May 25, 1997 are presented below:

                                                                              MAY 31,      MAY 25,
                                                                               1998         1997
                                                                            -----------  -----------
Deferred tax assets:
  Reserves and accruals...................................................   $    11.9    $     5.4
  Plant and equipment.....................................................         2.8         19.9
  Intangibles, primarily intellectual property and software...............        31.2         25.3
  AMT tax credit carryovers...............................................         3.8
                                                                            -----------  -----------
    Total gross deferred assets...........................................        49.7         50.6
  Valuation allowance.....................................................       (30.7)       (30.7)
                                                                            -----------  -----------
    Net deferred tax assets...............................................        19.0         19.9
Deferred tax liabilities:
  Capital allowance--foreign..............................................        (1.4)        (0.3)
                                                                            -----------  -----------
Net deferred tax assets...................................................   $    17.6    $    19.6
                                                                            -----------  -----------
                                                                            -----------  -----------

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability.

    Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $15.1 million at May 31, 1998. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would be increased by approximately $1.2 million.

NOTE 6--STOCK BASED COMPENSATION

    At May 31, 1998, Fairchild Holdings has one stock-based compensation plan, the 1997 Stock Option Plan, as amended, (the "Plan") which is described below. Fairchild Holdings accounts for its stock option plan in accordance with the provisions of APB 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for Fairchild Holdings stock option plan been determined consistent with FASB Statement No. 123, the Company's net income would have approximated reported net income of $27.2 million and $16.7 million, respectively, in Fiscal Years 1998 and 1997.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 6--STOCK BASED COMPENSATION (CONTINUED)
    The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                                                           1998       1997
                                                                         ---------  ---------
Expected volatility....................................................     --         --
Dividend yield.........................................................     --         --
Risk-free interest rate................................................       5.88%      6.17%
Expected life, in years................................................        2.9        2.6

    Under the Plan, Fairchild Holdings may grant options for up to 5,084,000 shares of Fairchild Holdings Class A common stock. Options granted under the Plan may be either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code or (b) non-qualified stock options. Options may be granted under the Plan to regular salaried officers and key employees of the Company and its subsidiaries. During Fiscal Year 1998, Fairchild Holdings effected a four-for-one common stock split in the form of a stock dividend. All share and per share amounts have been adjusted to reflect the split.

    The exercise price of each option granted under the Plan shall be as determined by the Board of Directors (the "Board"). The maximum term of any option shall be ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board, currently vesting ratably over approximately 4 years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 200,000 shares of common stock.

    A summary of the status of Fairchild Holdings' stock option plan as of May 31, 1998 and May 25, 1997, and changes during the years then ended are presented in the table below:

                                                                         1998                      1997
                                                               ------------------------  ------------------------
                                                                             WEIGHTED                  WEIGHTED
                                                                              AVERAGE                   AVERAGE
                                                                 SHARES      EXERCISE      SHARES      EXERCISE
                                                                 (000'S)       PRICE       (000'S)       PRICE
                                                               -----------  -----------  -----------  -----------
Outstanding at beginning of year.............................       2,029    $    0.13       --        $  --
Granted......................................................       1,777         4.29        2,097         0.13
Exercised....................................................        (142)        0.13       --           --
Canceled.....................................................         (80)        0.13          (68)        0.13
                                                                    -----                     -----
Outstanding at end of year...................................       3,584    $    2.20        2,029    $    0.13
                                                                    -----                     -----
                                                                    -----                     -----
Exercisable at end of year...................................         798    $    0.13       --        $  --
Weighted average fair value of options granted...............                $    0.22                 $    0.02

    Information with respect to stock options outstanding and stock options exercisable at May 31, 1998, is as follows:

                                                     OPTIONS OUTSTANDING
                                     ---------------------------------------------------       OPTIONS EXERCISABLE
                                                                             WEIGHTED-    ------------------------------
                                        (000'S)       WEIGHTED-AVERAGE        AVERAGE        (000'S)        WEIGHTED-
                                        NUMBER            REMAINING          EXERCISE        NUMBER          AVERAGE
EXERCISE PRICES                       OUTSTANDING     CONTRACTUAL LIFE         PRICE       EXERCISABLE   EXERCISE PRICE
-----------------------------------  -------------  ---------------------  -------------  -------------  ---------------
$.13...............................        2,834               8.95          $    0.13            798       $    0.13
$10.00.............................          750               9.94              10.00         --              --
                                           -----                                                -----
                                           3,584               9.16          $    2.20            798       $    0.13
                                           -----                                                -----
                                           -----                                                -----

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 7--RETIREMENT PLANS

    Effective March 11, 1997, the Company sponsors the Fairchild Personal Savings and Retirement Plan (the "Retirement Plan"), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. At the inception of the Retirement Plan, the Company provided a matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee's annual compensation. Effective June 1, 1997, the Company increased the matching contribution to 75% of employee elective deferrals. The Company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The Company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $3.4 and $1.1 million for the years ended May 31, 1998 and May 25, 1997.

    Employees in Malaysia participate in a defined contribution plan. The Company has funded accruals for this plan in accordance with statutory regulations in Malaysia. The net pension cost for the years ended May 31, 1998 and May 25, 1997 and the accrued pension cost at May 31, 1998 and May 25, 1997 are not material to the financial statements.

    Employees in the Philippines participate in a defined benefit plan that was assumed by the Company from National Semiconductor as part of the Recapitalization. The benefits are based on years of service and a multiple of the employee's final monthly salary. The Company's funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions made for the years ended May 31, 1998 and May 25, 1997 are not material to the financial statements.

    Prior to the Recapitalization, employees of the Business participated in several National Semiconductor retirement, employee benefit, and incentive plans. No liabilities related to retirement and similar plans, other than those disclosed above, were assumed by the Company.

NOTE 8--LEASE COMMITMENTS

    Rental expense related to certain facilities and equipment of the Company's plants was $9.5 million, $5.0 million, and $4.8 million for the fiscal years ended 1998, 1997 and 1996, respectively.

    Future minimum lease payments under noncancelable operating leases are as follows:

                                                                              (IN MILLIONS)
                                                                              -------------
1999........................................................................    $    10.7
2000........................................................................          8.8
2001........................................................................          4.8
2002........................................................................          2.0
2003........................................................................          1.4
Thereafter..................................................................          3.5
                                                                                    -----
                                                                                $    31.2
                                                                                    -----
                                                                                    -----

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 9--STOCKHOLDER'S EQUITY

    The Company's capital structure consists of 1,000 authorized shares of common stock, $.01 par value, of which 100 shares were issued and outstanding at May 31, 1998 and May 25, 1997, respectively. The Company was formed as a wholly-owned subsidiary of National Semiconductor on February 10, 1997. On March 11, 1997, concurrent with the Recapitalization, National Semiconductor transferred all of the common stock of the Company to Fairchild Holdings in exchange for shares of Fairchild Holdings stock. Immediately following the transfer of stock to Fairchild Holdings, Fairchild Holdings invested an additional $77.8 million in the Company.

    In addition, the Company borrowed $120.0 million under term bank loans and issued $300.0 million of 10 1/8% Notes as described in Note 4. The proceeds from these borrowings were used to repay demand purchase notes from the Company to National Semiconductor in the aggregate principal amount of $401.6 million, and certain debt acquisition costs as described in Note 2. The purchase notes had been issued by the Company and its foreign subsidiaries in exchange for the assets and liabilities of the Business. The repayment of the purchase notes is included in the accompanying consolidated statements of stockholder's equity as a distribution to National Semiconductor.

    Certain amendments to the Securities Purchase and Holders Agreement, dated as of March 11, 1997 (the "Stockholders Agreement"), which were effected in May 1998, resulted in the lapse of certain risks of forfeiture by the management investors with respect to their stock ownership of Fairchild Holdings. The lapse of such restrictions resulted in the incurrence by the Company of deductible compensation expense for income tax purposes of $10.4 million in Fiscal Year 1998. The tax effect of the compensation expense of $2.1 million was recorded as a reduction in income taxes payable and payable to Fairchild Holdings at May 31, 1998. The tax effect was recorded using the alternative minimum tax rate of 20%. In connection with this transaction, loans aggregating $5.0 million were made by the Company to the management investors to pay their federal and state individual income tax liabilities in June 1998. Such loans (including accrued but unpaid interest thereon) will be cancelled over the four-year period following their creation, or earlier, in whole, upon the occurrence of certain qualifying public offerings of the Company's or Fairchild Holdings' stock and, in part, upon the death or disability of the obligor. The Company has also agreed to pay to such executive officers amounts sufficient to enable them to discharge all tax liabilities arising out of the cancellation of such loans (as well as all tax liabilities arising out of such payments). Any such executive officer whose employment terminates will be required to repay any uncancelled amounts immediately.

NOTE 10--RESTRUCTURING

    In June 1996, National Semiconductor announced a restructuring of its operations and the intent to pursue a sale or partial financing of the Business. In connection with the restructuring, the Business recorded a $5.3 million nonrecurring charge related to work force reductions. During the year ended May 25, 1997, $5.3 million of severance was paid to terminated employees.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 11--RELATED PARTY TRANSACTIONS

    Related party activity between the Company and National Semiconductor is summarized as follows:

                                                                       PERIOD FROM
                                                                     MARCH 11, 1997     PERIOD FROM
                                                          YEAR           THROUGH       MAY 27, 1996        YEAR
                                                          ENDED       MAY 25, 1997        THROUGH         ENDED
                                                      MAY 31, 1998    (IN MILLIONS)   MARCH 10, 1997   MAY 26, 1996
                                                      -------------  ---------------  ---------------  ------------
Manufacturing services performed by National
  Semiconductor plants or purchased from third
  parties...........................................    $    14.0       $     2.8        $    34.3      $     73.9
Headquarters, freight, duty, warehousing and other
  elements of cost of sales.........................         17.9             3.7             41.8            58.5
                                                           ------          ------           ------     ------------
                                                        $    31.9       $     6.5        $    76.1      $    132.4
                                                           ------          ------           ------     ------------
                                                           ------          ------           ------     ------------
Cost of business support services provided by
  National Semiconductor............................    $    28.7       $    11.6        $  --          $   --
                                                           ------          ------           ------     ------------
                                                           ------          ------           ------     ------------
Operating costs allocated to the Business by
  National Semiconductor............................    $  --           $  --            $    63.9      $    108.6
                                                           ------          ------           ------     ------------
                                                           ------          ------           ------     ------------
Operating costs allocated to National Semiconductor
  by the Business...................................    $  --           $  --            $     9.6      $     27.1
                                                           ------          ------           ------     ------------
                                                           ------          ------           ------     ------------

    Amounts receivable from National Semiconductor, included in accounts receivable, totaled $12.4 million and $19.9 million at May 31, 1998 and May 25, 1997, respectively. Amounts payable to National Semiconductor, included in accounts payable, totaled $5.3 million and $22.6 million at May 31, 1998 and May 25, 1997, respectively.

NOTE 12--CONTINGENCIES

    The Company's facilities in South Portland, Maine, West Jordan, Utah, Cebu, the Philippines, and Penang, Malaysia, have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement, National Semiconductor has agreed to indemnify the Company for the future costs of these projects. The costs incurred to respond to these conditions were not material to the combined financial statements of the Business during Fiscal Years 1997 and 1996.

    The Company's Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, dated December 31, 1997, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination.

    In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 31, 1998. It is management's opinion that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's financial position, or annual results of operations or cash flows.

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 13--FINANCIAL INSTRUMENTS

    FOREIGN CURRENCY INSTRUMENTS

    The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flows in relation to non-U.S. dollar currency fluctuations. The company uses forward and option contracts to hedge firm commitment and anticipatory exposures. These exposures are primarily comprised of non U.S. dollar sales and manufacturing costs. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. denominated asset and liability positions. Gains and losses on these contracts are matched with the underlying gains and losses resulting from currency movement on these balance sheet positions. Net gains and losses from foreign currency transactions were not material for fiscal years 1998, 1997 and 1996.

    INTEREST RATE DERIVATIVES

    The Company utilizes interest rate swap agreements to exchange the variable interest rate of certain long-term, U.S. dollar debt for fixed interest rates. The variable rates on swaps are based primarily on U.S. dollar LIBOR and reset on a quarterly basis. These agreements have maturities of up to two years. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is included in current interest expense.

    FAIR VALUE AND NOTIONAL PRINCIPAL OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 31, 1998 and May 25, 1997. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 31, 1998, and May 25, 1997. Although the following table reflects the notional principal and fair value of amounts of off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                           MAY 31, 1998               MAY 25, 1997
                                                                    --------------------------  ------------------------
                                                                     NOTIONAL      ESTIMATED     NOTIONAL     ESTIMATED
                                                                     PRINCIPAL    FAIR VALUE     PRINCIPAL   FAIR VALUE
                                                                    -----------  -------------  -----------  -----------

                                                                                       (IN MILLIONS)
INTEREST RATE INSTRUMENTS
    Swaps.........................................................   $   151.3     $    (0.5)    $    60.0    $    (0.2)
FOREIGN EXCHANGE INSTRUMENTS
    Purchased Options.............................................   $    31.7     $     0.6     $  --        $  --

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 13--FINANCIAL INSTRUMENTS (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    A summary table of estimated fair values of financial instruments at Fiscal Year end follows:

                                                                             MAY 31, 1998              MAY 25, 1997
                                                                       ------------------------  ------------------------
                                                                        CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                       -----------  -----------  -----------  -----------

                                                                                         (IN MILLIONS)
LONG TERM DEBT
    Senior Subordinated Debt.........................................   $   300.0    $   310.5    $   300.0    $   311.3
    Credit Facility..................................................       151.3        151.3        120.0        120.0
Currency Options.....................................................         0.8          0.6       --           --

    The Company has outstanding foreign currency options denominated in Japanese yen. All foreign currency options expire within one quarter. Unrealized gains and losses on these option contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses as of May 31, 1998 are not material to the consolidated financial statements. Premiums, if any, on purchased foreign exchange option contracts are amortized over the life of the option.

NOTE 14--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

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

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 14--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                                        AMERICAS     EUROPE      ASIA     CONSOLIDATED
                                                                       -----------  ---------  ---------  -------------
                                                                                       (IN MILLIONS)
1998:
  Sales to unaffiliated customers....................................   $   242.3   $   132.6  $   260.9    $   635.8
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------
  Total assets.......................................................   $   416.6   $    12.2  $   203.0    $   631.8
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------
1997:
  Sales to unaffiliated customers....................................   $   222.7   $   117.6  $   247.5    $   587.8
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------
  Total assets.......................................................   $   344.8   $    14.9  $   194.6    $   554.3
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------
1996:
  Sales to unaffiliated customers....................................   $   260.3   $   161.9  $   266.5    $   688.7
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------
  Total assets.......................................................   $   248.4   $     0.8  $   183.5    $   432.7
                                                                       -----------  ---------  ---------       ------
                                                                       -----------  ---------  ---------       ------

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

    As described in Note 1, National Semiconductor's cash management system was not designed to trace centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, National Semiconductor's corporate transaction systems are not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following data are presented to facilitate analysis of key components of cash flow activity for Fiscal Years 1997 and 1996:

                                                                                     YEAR ENDED
                                                                              ------------------------
                                                                                MAY 25,      MAY 26,
                                                                                 1997         1996
                                                                              -----------  -----------
                                                                                   (IN MILLIONS)

Operating activities
  Revenues less expenses....................................................   $    16.7    $    72.3
  Depreciation and amortization.............................................        77.1         64.2
  Deferred taxes............................................................       (19.6)      --
  Loss on disposal of equipment, molds and tooling..........................         1.0          2.0
  Increase in accounts receivable...........................................       (79.6)      --
  Decrease (increase) in inventories........................................        20.0        (24.3)
  Decrease (increase) in prepaid expenses and other current assets..........        (5.8)        11.1
  Increase in other assets..................................................         0.9       --
  Increase (decrease) in accounts payable...................................        12.2         (5.2)
  Increase (decrease) in accrued expenses and other liabilities.............        21.6         (1.3)
  Net financing provided from (to) National Semiconductor*..................       (25.4)        43.7
                                                                              -----------  -----------
  Cash provided by operating activities.....................................        19.1        162.5
                                                                              -----------  -----------
Investing activities:
  Capital expenditures......................................................       (47.1)      (153.9)
  Purchase of molds and tooling.............................................        (7.2)        (8.6)
                                                                              -----------  -----------
    Cash used by investing activities.......................................       (54.3)      (162.5)

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                                                                                     YEAR ENDED
                                                                              ------------------------
                                                                                MAY 25,      MAY 26,
                                                                                 1997         1996
                                                                              -----------  -----------
                                                                                   (IN MILLIONS)
                                                                              -----------  -----------
Financing activities:
  Issurance of long-term debt...............................................       420.0       --
  Debt acquisition costs....................................................       (20.3)      --
  Capital Contribution from Fairchild Holdings..............................        77.8       --
  Distribution to National Semiconductor....................................      (401.6)      --
                                                                              -----------  -----------
    Cash provided by financing activities...................................        75.9       --
                                                                              -----------  -----------
  Net change in cash and cash equivalents...................................        40.7       --
  Cash and cash equivalents at beginning of year............................      --           --
                                                                              -----------  -----------
  Cash and cash equivalents at end of year..................................   $    40.7    $  --
                                                                              -----------  -----------
                                                                              -----------  -----------

    Cash paid for interest by the Company totaled $0.1 million for the period from March 11, 1997 through May 25, 1997. The Business did not make any cash payments for interest prior to March 11, 1997, as discussed in Note 2. No cash payments were made for income taxes for any period presented above.

* Net financing provided from (to) National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand alone basis.

NOTE 16 -- ACQUISITIONS

    On December 31, 1997, the Company acquired all of the outstanding common stock of Raytheon Semiconductor, Inc. ("Raytheon") for approximately $117.0 million in cash plus transaction expenses. Raytheon, based in Mountain View, California, designs, manufactures and markets high-performance analog and mixed signal integrated circuits for the personal computer, communications, broadcast video and industrial markets. The purchase price was financed through a combination of existing cash and borrowings under the Tranche C Term Loan.

    The acquisition was accounted for as a purchase as of December 31, 1997, and the results of operations of Raytheon have been included since that date. The purchase price exceeded the fair value of the net tangible assets by $48.4 million, of which $32.9 million was allocated to various intangible assets and $15.5 million to in-process research and development. The in-process research and development was expensed to operations concurrent with the acquisition.

    The unaudited pro forma combined historical results, as if Raytheon had been acquired at the beginning of Fiscal Years 1998 and 1997, respectively, are estimated to be:

                                                                           1998       1997
                                                                         ---------  ---------
                                                                            (IN MILLIONS)
Net sales..............................................................  $   836.5  $   762.6
Net income.............................................................  $    27.5  $    12.6

    The pro forma results include amortization of the intangibles presented above and interest expense on debt assumed issued to finance the purchase. The pro forma results are not necessarily indicative of what

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 16 -- ACQUISITIONS (CONTINUED)
actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal years presented, nor are they necessarily indicative of future consolidated results.

NOTE 17--CHANGE IN ACCOUNTING PRINCIPLE

    Effective in the third quarter of Fiscal Year 1998, the Company adopted the provisions of Emerging Issues Task Force Issue 97-13 "Accounting for Business Process Reengineering Costs." This Issue requires companies to write-off business process reengineering costs that had been previously capitalized. The Company had been capitalizing such costs in conjunction with its enterprise software implementation project. The Issue requires companies to write-off these costs in the quarter that contains November 20, 1997.

    The cumulative effect of adoption of this Issue resulted in a charge of $1.5 million, net of taxes of $0.8 million for the year ended May 31, 1998. Of the pre-tax write-off, $1.6 million applies to costs incurred in Fiscal Year 1998, while $0.7 million applies to costs incurred in Fiscal Year 1997. The charge relates specifically to costs incurred to assess the system's capabilities in light of the Company's current business processes, which under prior guidance was capitalizable to the cost of the software.

NOTE 18--SUBSEQUENT EVENT--WORKFORCE REDUCTION

    On July 20, 1998, the Company announced a restructuring of its operations, consisting of a reduction of approximately 10% of its payroll, which will primarily affect its operations in the United States. The Company will take a nonrecurring charge of approximately $4.5 million, primarily for severance costs during the first quarter of Fiscal Year 1999.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company. Other officers may also be appointed to fill certain positions. Each director of the Company will hold office until the next annual meeting of stockholders of the Company or until his successor has been elected and qualified.

NAME                                         AGE                                    TITLE
---------------------------------------      ---      ------------------------------------------------------------------

Kirk P. Pond...........................          53   Chairman of the Board of Directors, President and Chief Executive
                                                      Officer

Joseph R. Martin.......................          50   Executive Vice President and Chief Financial Officer and Director

Daniel E. Boxer........................          52   Executive Vice President and Chief Administrative Officer, General
                                                      Counsel and Secretary

Jerry M. Baker.........................          46   Executive Vice President and General Manager, Discrete Power and
                                                      Signal Technologies Group

W. Wayne Carlson.......................          56   Executive Vice President and General Manager, Logic Products Group

Keith Jackson..........................          42   Executive Vice President and General Manager, Analog, Mixed Signal
                                                      and Non-Volatile Memory Products Group

Darrell Mayeux.........................          55   Senior Vice President, Worldwide Sales and Marketing

David A. Henry.........................          37   Corporate Controller

Matthew W. Towse.......................          36   Treasurer

Brian L. Halla.........................          51   Director

William N. Stout.......................          59   Director

Richard M. Cashin, Jr..................          45   Director

Paul C. Schorr IV......................          31   Director

Ronald W. Shelly.......................          55   Director

    KIRK P. POND, CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Pond has been the President of the Company since June 1996. Since 1987, Mr. Pond has held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation.

    JOSEPH R. MARTIN, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Martin has been the Executive Vice President and Chief Financial Officer of the Company since June 1996. Mr. Martin has held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated, and prior to that held various senior positions with the Company.

    DANIEL E. BOXER, EXECUTIVE VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER, GENERAL COUNSEL AND SECRETARY. Mr. Boxer joined the Company in March 1997. He has practiced law for 27 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many of Maine's largest manufacturing companies, including the Company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm's Management Committee.

    JERRY M. BAKER, EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, DISCRETE POWER AND SIGNAL TECHNOLOGIES GROUP. Mr. Baker has been Executive Vice President and General Manager, Discrete Power and Signal Technologies Group, since December 1996. He has spent more than 24 years in a variety of engineering and management positions within National Semiconductor, most recently as Vice President and General Manager, Discrete Products Divisions.

    W. WAYNE CARLSON, EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, LOGIC PRODUCTS GROUP. Mr. Carlson has been Executive Vice President and General Manager, Logic Products Group, since June 1996. He has 30 years of prior engineering and management experience with National Semiconductor and Fairchild, most recently as Vice President and General Manager, Data Management Division.

    KEITH JACKSON, EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, ANALOG, MIXED SIGNAL AND NON-VOLATILE MEMORY PRODUCTS GROUP. Mr. Jackson joined the Company in March 1998. He has over 20 years of semiconductor industry experience. Most recently, Mr. Jackson was President of TriTech Microelectronics in Singapore, a manufacturer of analog and mixed signal products, which he joined in 1996. Prior to that, he worked for National Semiconductor for 10 years, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He has also held various marketing and engineering positions at National Semiconductor and Texas Instruments.

    DARRELL MAYEUX, SENIOR VICE PRESIDENT, WORLDWIDE SALES AND MARKETING. Mr. Mayeux has been Senior Vice President, Worldwide Sales and Marketing since November 1996. He had been with National Semiconductor since 1992 as Vice President of Sales and Marketing for Logic Products Group. He previously held engineering, marketing and general management positions with Texas Instruments and Philips.

    DAVID A. HENRY, CORPORATE CONTROLLER. Mr. Henry has been Corporate Controller since December 1996. Previously, he had been with National Semiconductor for eight years, and held various financial management positions, most recently as Director of Financial Planning and Analysis for the Fairchild Business of National Semiconductor. Mr. Henry previously worked for Amfac, Inc. as well as Ernst and Whinney, and is a Certified Public Accountant.

    MATTHEW W. TOWSE, TREASURER. Mr. Towse became Treasurer in March 1997. He had been with National Semiconductor for six years and has held various financial management positions, most recently as Controller for the Fairchild plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a Certified Public Accountant.

    BRIAN L. HALLA, DIRECTOR. Mr. Halla became a Director upon consummation of the Recapitalization. He has been employed by National Semiconductor since 1996, serving as Chairman of the Board, President and Chief Executive Officer. From 1988 to 1996, he was employed by LSI Logic Corporation, where he was (in reverse chronological order) Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice General Manager, Microprocessor Products Group.

    WILLIAM N. STOUT, DIRECTOR. Mr. Stout became a Director upon consummation of the Recapitalization. He has been Chairman and Chief Executive Officer of Sterling Holding Company and Sterling's subsidiaries since 1988. Sterling is engaged, through subsidiaries including Trompeter Electronics Inc. and Semflex, Inc. in the manufacture and sale of coaxial connectors, coaxial cable and coaxial cable assemblies. From

1985 to 1988, Mr. Stout was a private investor and consultant. From 1979 to 1985, Mr. Stout was President and Chief Executive Officer of Lundy Electronics & Systems, which manufactured electronic products and systems.

    RICHARD M. CASHIN, JR., DIRECTOR. Mr. Cashin became a Director upon consummation of the Recapitalization. He has been employed by Citicorp Venture Capital Ltd. since 1980, and has been President since 1994. Mr. Cashin is a director of Levitz Furniture Incorporated, Lifestyle Furnishings International, Euromax and Titan Wheel International.

    PAUL C. SCHORR IV, DIRECTOR. Mr. Schorr became a Director upon consummation of the Recapitalization. He has been employed by and been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp Venture Capital Ltd., Mr. Schorr was employed by McKinsey & Company, Inc. from 1993 to 1996 (in reverse chronological order) as an engagement manager and an associate. He is a director of Inland Resources and Sybron Chemical.

    RONALD W. SHELLY, DIRECTOR. Mr. Shelly became a Director in June 1998. He is currently employed by Solectron Texas, an electronic manufacturing services company, where he has served as its President since April 1996. Mr. Shelly has more than 30 years experience in the semiconductor industry. Prior to joining Solectron, he was employed by Texas Instruments for 30 years, most recently as Executive Vice President, Custom Manufacturing Services.

ITEM 11. EXECUTIVE COMPENSATION

    The attached table sets forth certain summary information concerning the compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers relating to services rendered during Fiscal Years 1998, 1997 and 1996:

SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                       ANNUAL COMPENSATION   COMPENSATION
                                                       --------------------  -----------
                                                                                STOCK       ALL OTHER
                                                                               OPTION     COMPENSATION
                                            FISCAL      SALARY      BONUS    AWARDS (1)        (2)
NAME AND PRINCIPAL POSITION                  YEAR         ($)        ($)     (# SHARES)        ($)
----------------------------------------  -----------  ---------  ---------  -----------  -------------
Kirk P. Pond (3)........................        1998     449,994    435,969      --            39,844
  Chairman of the Board of Directors,           1997     424,624    594,382     100,000     3,018,314
  President and Chief Executive Officer         1996     414,521    146,300      18,000        34,292
Joseph R. Martin........................        1998     262,024    152,240      --            19,818
  Executive Vice President and Chief            1997     201,614    147,385       9,000     1,251,476
  Financial Officer and Director                1996     181,466     68,875       7,500         7,114
Daniel E. Boxer.........................        1998     262,024    152,240      --           254,283
  Executive Vice President and Chief            1997      52,885     --          --            --
  Administrative Officer, General               1996      --         --          --            --
  Counsel
  and Secretary
W. Wayne Carlson........................        1998     250,004    138,406      --            17,081
  Executive Vice President and General          1997     245,862    198,582      10,000       801,614
  Manager, Logic Products Group                 1996     234,125     64,815       7,000         8,895
Jerry M. Baker..........................        1998     250,009    138,406      --            12,598
  Executive Vice President and General          1997     204,864    241,269      10,000       602,782
  Manager, Discrete Power and Signal            1996     169,370     54,744      10,200         6,906
  Technologies

------------------------

(1) All options granted were for National Semiconductor common stock pursuant to National Semiconductor's Stock Option Plan. National Semiconductor's obligations under its Stock Option Plan were not assumed by the Company.

(2) Amounts shown reflect contributions and allocations to National Semiconductor and/or Fairchild defined contribution retirement plans and the value of insurance premiums paid by National Semiconductor and/or Fairchild for term life insurance and disability insurance as follows: for Fiscal Year 1998, all amounts shown except $238,262 for Mr. Boxer representing a one-time signing bonus. For Fiscal Year 1997, $18,314 for Mr. Pond; $4,289 for Mr. Martin; $4,500 for Mr. Baker; $4,542 and for Mr. Carlson. For Fiscal Year 1996, all amounts shown. The remainder of the amounts shown for Fiscal Year 1997 are comprised of one-time retention bonuses paid by National Semiconductor as follows: $3,000,000 to Mr. Pond; $1,247,187 to Mr. Martin; $598,282 to Mr. Baker; and $797,072 to Mr. Carlson.

(3) In addition to the amounts disclosed in the table, Mr. Pond received, as long-term compensation from National Semiconductor in Fiscal Year 1996, $311,190 in long-term incentive plan payoffs pursuant to National Semiconductor's Performance Award Plan and, in Fiscal Year 1997, a severance payment from National Semiconductor of $742,757. National Semiconductor's obligations under the Performance Award Plan were not assumed by the Company.

    The following table provides information with respect to the named executive officers concerning the exercise of National Semiconductor options during Fiscal Year 1998, and unexercised National Semiconductor options held as of the end of Fiscal Year 1998. No stock options were granted during Fiscal Year 1998 under the FSC Semiconductor Stock Option Plan to the named executive officers.

                                                                                                     VALUE OF
                                                                                                    UNEXERCISED
                                                                                       NUMBER OF   IN-THE-MONEY
                                                               SHARES                 UNEXERCISED   OPTIONS AT
                                                             ACQUIRED ON    VALUE     OPTIONS AT    FISCAL YEAR
                                                              EXERCISE     REALIZED   FISCAL YEAR   END ($) (3)
NAME                                                           (#) (1)     ($) (2)    END (#) (3)       (4)
-----------------------------------------------------------  -----------  ----------  -----------  -------------

Kirk P. Pond...............................................      94,000    1,586,716      80,000        75,000

Joseph R. Martin...........................................      22,750      176,156      --            --

Daniel E. Boxer............................................      --           --          --            --

W. Wayne Carlson...........................................      22,375      207,063      --            --

Jerry M. Baker.............................................      --           --          --            --

------------------------

(1) Options exercised were for National Semiconductor Common Stock. The table excludes any shares acquired under the National Semiconductor Employees Stock Purchase Plan.

(2) Equals the market value of the underlying shares (based on the opening price of National Semiconductor on the date of exercise) minus the exercise price.

(3) All options held by Mr. Pond were exercisable at the end of Fiscal Year
    1998.

(4) Represents the difference between $16.875, the market price per share of National Semiconductor common stock at Fiscal Year end, and the exercise price.

DIRECTOR COMPENSATION

    Certain non-employee directors of the Company receive cash compensation for their services as a director. Messrs. Stout and Shelly receive $15,000 per year, plus $1,000 for meetings attended in person and $500 for meetings attended by teleconference. Messrs. Halla, Cashin and Schorr are not compensated for their services as directors. Employee directors are not paid any fees or additional compensation for service as members of the Board. All directors are reimbursed for expenses incurred in attending Board meetings.

DEFERRED COMPENSATION AGREEMENTS

    National Semiconductor adopted the National Semiconductor Corporation Deferred Compensation Plan (the "Plan") shortly before the establishment of the Company as an independent entity in March 1997. Under the Plan, Kirk P. Pond, Joseph R. Martin, W. Wayne Carlson and Jerry M. Baker elected to defer receipt of amounts that otherwise would have become payable under National Semiconductor's Key Employee Incentive Plan, Discrete Retention Bonus Plan, Discrete Performance Incentive Plan--Executive Level and/or letter agreements with National Semiconductor concerning certain payments related to the establishment of the Company as an independent entity. In March 1997, the Company assumed the Plan and all liabilities with respect to payments due thereunder, and the Plan participants released National Semiconductor from those liabilities. The Plan is administered by the Board of Directors.

    Amounts a Plan participant deferred pursuant to the Plan were credited to an account for that participant on the books of the Company and will be credited with earnings based on the employee's election. Each Plan participant has elected the specific portions of the earnings on his deferrals will be measured based on the performance of Fairchild Holdings Preferred Stock and Fairchild Holdings Common Stock, and that a portion of the earnings on his deferrals will be measured based on short-term U.S. Treasury obligations.

    Amounts credited to a Plan participant's account also will be paid based on the participant's election. Each participant has elected that the portion of his account on which earnings are measured based on shares of the Fairchild Holdings stock will be paid when such shares, if actually held, would be redeemed, automatically or upon request, by Fairchild Holdings to the extent that all restrictions on the transfer of such shares have lapsed. Generally, all payments under the Plan will be made in cash. Payments will be made in all events (1) upon liquidation or dissolution of the Company; (2) upon sale of fifty percent (50%) or more of the equity interests in Fairchild Holdings or the Company, consolidation or merger of the Company with or into another entity, or sale of all or substantially all of the Company's assets; (3) to the participant's beneficiary upon his death; and (4) upon the mandatory redemption of Fairchild Holdings' Preferred Stock. Payments pursuant to items (2) through (4) of the portion of any account the earnings on which are measured based on the performance of Fairchild Holdings' stock will only be made, however, to the extent that shares of such stock, if actually held, would be redeemed at that time upon request. Payment to a participant may be accelerated if the participant suffers an unforeseeable financial emergency or severe hardship.

    In March 1997, the Company established a grantor trust (a so-called "rabbi trust") (the "Trust") to which National Semiconductor and the Company together contributed cash in an amount equal to the aggregate amount of deferrals under the Plan as of the closing date of the Recapitalizaiton. The trust agreement establishing the Trust provides that such amount will be invested in specific amounts of Fairchild Holdings Preferred Stock and Fairchild Holdings Common Stock.

EMPLOYMENT AGREEMENTS

    In March 1997, the Company and Sterling Holding Company, LLC entered into an employment agreement with each of Kirk P. Pond and Joseph R. Martin (each an "Executive"). Mr. Pond is employed as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Martin is employed as Executive Vice President and Chief Financial Officer, and serves as a member of the Board of Directors of the Company. The respective agreements provide for an annual base salary of $450,000 for Mr. Pond and $250,000 for Mr. Martin (which was subsequently increased to $275,000), subject in each case to increases at the discretion of the Board of Directors and to annual performance bonuses in accordance with the FSC Semiconductor Corporation 1997 Executive Officer Incentive Plan. Each agreement also provides for the Executive to receive standard Company benefits. The term of each agreement is three years subject to automatic renewal for up to two consecutive one-year terms unless, in each case, either the Company or the Executive gives prior notice of non-renewal. Under each agreement, either the Executive or the Company may terminate the agreement with or without cause. If terminated by the Company without cause or by the Executive with cause, each agreement requires the Company to pay the Executive monthly severance payments (approximately equal to his salary at the time of termination plus an amount equal to incentive awards payable in the fiscal year prior to termination) until the end of the term of the agreement or for 24 months if longer. Each Executive is subject to a non-competition covenant during the term of his agreement and for a period of at least 24 months following termination or expiration of the agreement.

PERSONAL SAVINGS AND RETIREMENT PLAN

    The Company has adopted a Personal Savings and Retirement Plan (the "Retirement Plan") for all eligible employees who are not foreign nationals or contract employees. The Retirement Plan includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and matching contributions under Section 401(m) of the Internal Revenue Code. Under the 401(k) plan, participants may elect to defer from 1% to 15% of their compensation on an after-tax basis, directing the investment of these elective deferrals among several mutual funds. The Company will make quarterly matching contributions equal to 75% of the first 6% of an employee's before-tax elective deferral contributions for the period. Both elective deferrals and matching contributions under the 401(k) plan will be fully vested at all times.

FAIRCHILD BENEFIT RESTORATION PLAN

    The Company has adopted the Fairchild Benefit Restoration Plan. Under the Plan, certain employees of the Company are eligible (i) to defer on a before-tax basis amounts over and above those they are permitted by law to defer under the Company's Retirement Plan and (ii) to receive matching contributions from the Company equal to the difference between matching contributions received under the Retirement Plan and the matching contributions they would have received under the Retirement Plan but for statutory limits applicable to such contributions. Deferral and matching contributions are credited to accounts established and maintained by the Company. Interest at a rate equal to a commonly reported rate for long-term A-rated corporate bonds is credited to participants' accounts at such times as determined by the Board of Directors which administers the Plan. The Plan is an unfunded plan of deferred compensation, and amounts payable thereunder are paid out of general corporate assets of the Company and are subject to the claims of the general creditors of the Company.

FAIRCHILD INCENTIVE PROGRAM

    The Company has adopted the Fairchild Incentive Program. Under the Program, all regular full-and part-time employees of the Company (with certain limited exceptions) are eligible to receive annual or semiannual incentive awards from the Company. The amount of each payment is based on a given employee's "Target Award." As the Program is currently formulated, the Target Award is 5% of annual compensation for non-exempt employees, from 5% to 15% (depending on grade level) of annual compensation for exempt employees, and up to 35% (depending on grade level) of annual compensation for certain management-level employees. Payment awards range from 0% to 200% of the Target Award, depending on whether the Company achieves certain pre-established earnings goals. Certain participants in the Program are eligible to defer awards, and to the extent that the deferral option applies only to certain Program participants, it constitutes a separate unfunded plan known as the Fairchild Select Employee Incentive Deferral Plan (the "Deferral Plan"). For participants who elect deferral, the Company will establish and maintain book-entry accounts to which the Company shall credit deferred payments and interest equal to a commonly reported rate for long-term A-rated corporate bonds. Deferred amounts and accrued interest are paid to participants upon termination or on the date pre-selected by the participant according to the terms of the Plan. The Compensation Committee, which is presently comprised of the entire Board of Directors, administers the Program and reserves the right, among other things, not to make award payments, and to modify or amend the Program. The Deferral Plan is an unfunded plan of deferred compensation, and benefits payable thereunder are paid out of general corporate assets of the Company and are subject to the claims of the general creditors of the Company.

FSC SEMICONDUCTOR CORPORATION 1997 EXECUTIVE OFFICER INCENTIVE PLAN

    The Company adopted the FSC Semiconductor Corporation 1997 Executive Officer Incentive Plan. Under the Plan, certain executive officers of the Company may be eligible to receive annual incentive awards, based on a "Target Award" which ranges from 40% to 70% of an officer's base annual compensation. Actual award payments range from 0% to 200% of the Target Award depending on the extent to which the Company achieves or surpasses certain pre-established earnings goals. Participants may elect to defer all or any portion of an award payment. For participants who elect deferral, the Company will establish and maintain book-entry accounts, and credit cash account annually with deferred payments, as well as interest at a rate equal to a commonly reported rate for long-term A-rated corporate bonds. Deferrals and accrued interest thereon are paid to participants upon termination or on a date pre-selected by the participant according to the terms of the Plan. Eligibility for Plan participation, performance goals and other terms of the Plan are determined by the Board of Directors. To the extent of any deferrals, the Plan is an unfunded plan of deferred compensation, and benefits payable thereunder are paid out of general corporate assets of the Company and are subject to the claims of the general creditors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Fairchild's common stock is wholly-owned by FSC Semiconductor Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Concurrently with the establishment of the Company as a separate entity, Fairchild and National entered into several agreements that remain in effect. Under the Asset Purchase Agreement, dated as of March 11, 1997, National agreed to indemnify Fairchild from damages arising out of any liabilities other than those assumed by Fairchild in connection with such asset sale. In addition, the Asset Purchase Agreement contains a provision that, subject to certain limitations, forbids National for a period of five years beginning on March 11, 1997 from engaging in any business competing with Fairchild products in existence on March 11, 1997. For a period of 39 months beginning on March 11, 1997 the Asset Purchase Agreement, subject to certain limitations, forbids Fairchild from engaging in any business competing with National's products in existence on March 11, 1997.

    Under the Technology Licensing and Transfer Agreement, dated March 11, 1997, between Fairchild and National, National assigned or non-exclusively licensed to Fairchild certain patent, copyright, maskwork, trade secret and trademark rights necessary to Fairchild's business and to make certain improvements to Fairchild's product line. These rights include a non-exclusive license to practice certain processes necessary to Fairchild's business. For patent rights, National assigned to Fairchild more than 150 patents and granted Fairchild a worldwide, royalty-free, non-exclusive license under applicable patents and patent applications, for the life of such patents (but without right to sublicense) to manufacture, package, use, sell, offer for sale, import, design or develop Fairchild's products and certain improvements to those products. With respect to copyrights and maskworks used in Fairchild's business, National granted Fairchild an undivided interest in certain co-owned copyrights and maskworks. For trademarks, National assigned certain trademarks related to Fairchild's products and granted licenses recognizing transitional use of visible trademarks and of product-embedded trademarks, which embedded trademarks in some cases will not be eliminated until the relevant product is discontinued or replaced. For patents that

National assigned to Fairchild, a worldwide, paid-up, royalty-free, non-exclusive license, with a limited right to sublicense, was granted by Fairchild to National. National and Fairchild further cross-licensed certain discoveries, improvements or inventions occurring within one year after March 11, 1997, with no right to grant sublicenses (except for the purpose of settling third party claims against Fairchild). The agreement further provides that National, for a period of time, shall indemnify and render assistance to Fairchild for intellectual property claims made by third parties.

    Under the National Foundry Services Agreement and the Fairchild Foundry Services Agreement, each dated March 11, 1997 (collectively, the "Foundry Agreements"), National and Fairchild agreed to manufacture semiconductor products (i.e., provide "foundry" services) for each other during at least the 39-month period beginning on March 11, 1997. Foundry services are the manufacturing processes through which thousands of integrated circuits are fabricated from raw silicon wafers. The Fairchild Foundry Services Agreement establishes the terms and conditions under which Fairchild provides foundry services for National and the National Foundry Services Agreement defines the terms and conditions under which National provides foundry services for Fairchild. The Foundry Agreements (i) establish the processes the foundry service provider shall use, (ii) define purchase commitments and production forecasts, (iii) establish pricing, (iv) provide for engineering support from the other party, (v) establish quality standards, (vi) specify delivery and payment terms, among other things, and (vii) specify warranty and inspection terms.

    The National Assembly Services Agreement and the Fairchild Assembly Services Agreement, each dated March 11, 1997 (collectively, the "Assembly Agreements") provide for assembly and test services between National and Fairchild during at least the 39-month period beginning on March 11, 1997. During the assembly and test phase of semiconductor production, the thousands of integrated circuits produced on silicon wafers during the foundry phase are separated and packaged into individual devices ready for sale to customers. The Fairchild Assembly Services Agreement sets forth the terms and conditions under which National provides such services for Fairchild. Similar to the Foundry Agreements, the Assembly Agreements establish terms for (i) volume commitments and production planning, (ii) ordering and shipping, (iii) quality, inspection and acceptance of finished goods and (iv) pricing and payment.

    National and Fairchild entered into the Mil/Aero Wafer and Services Agreement, dated March 11, 1997, which establishes, in a similar fashion, the terms and conditions under which Fairchild manufactures integrated circuits for certain military and aerospace industry customers of National.

    Under a letter agreement, dated March 11, 1997, between National and Fairchild, National is required to purchase from Fairchild a minimum of $330.0 million in goods and services in the 39-month period beginning on March 11, 1997, subject to certain conditions and adjustments. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Outlook."

    Under the Transition Services Agreement, dated March 11, 1997, National provided a number of business support services to Fairchild in order to assist in Fairchild's conversion to an independent entity, from March 11, 1997 until, in most instances, June 1, 1998, which deadline has since been extended with respect to most services until August 31, 1998. These services included (i) data processing and communication services, (ii) financial and administrative support, (iii) purchasing services, (iv) marketing and sales services, (v) logistics and operational support services, (vi) human resources and benefits services and (vii) security assistance and consulting. National also agreed to provide Fairchild, during such period, with additional services as provided in separate shared facilities and services agreements for the South Portland, Maine, site and a sublease for the Santa Clara, California, site (the latter site having been vacated by Fairchild during Fiscal Year 1998). Generally, such agreements provided that National would invoice Fairchild for the services provided, with certain charges based on a fixed cost and other charges based on National's actual incurred costs. In addition, under the agreements National granted to Fairchild a royalty-free, perpetual and irrevocable worldwide license to use National's in-house business, engineering and manufacturing systems software. The license survives termination of such agreements.

    Certain amendments to the Securities Purchase and Holders Agreement, dated as of March 11, 1997 (the "Stockholders Agreement"), which were effected on May 29, 1998, resulted in the lapse of certain risks of forfeiture by executive officers of the Company with respect to their stock in Fairchild Holdings. The lapse of such restrictions resulted in the incurrence by such executive officers of liability for federal and state income tax. The Company made loans to such executive officers in June 1998 to enable such officers to fund such tax liabilities. These loans were in the following amounts: Kirk P. Pond--$1,686,164; Joseph R. Martin--$843,094; Daniel E. Boxer--$347,060; Darrell
Mayeux--$347,060; W. Wayne Carlson--$347,060; Jerry M. Baker--$350,600. Such
loans bear interest at a rate of 6% per annum. Such loans (including accrued but unpaid interest thereon) will be cancelled over the four-year period following their creation, or earlier, in whole, upon the occurrence of certain qualifying public offerings of the Company's or Fairchild Holdings' stock and, in part, upon the death or disability of the obligor. The Company has also agreed to pay to such executive officers amounts sufficient to enable them to discharge all tax liabilities arising out of the cancellation of such loans (as well as all tax liabilities arising out of such payments). Any such executive officer whose employment terminates will be required to repay any uncancelled amounts immediately. See Note 10 to the Company's Consolidated Financial Statements.

    It is anticipated that the amounts payable by the Company with respect to such executive officers' tax liabilities (assuming no repayment obligation on the part of any executive officer and cancellation in full after 4 years) are as follows:

    Kirk P. Pond--$1,811,523; Joseph R. Martin--$905,763; Daniel E. Boxer--$372,858; Darrell Mayeux--$372,858; W. Wayne Carlson--$372,858; Jerry M. Baker--$384,287.

    Daniel E. Boxer was a partner of Pierce Atwood, a Portland, Maine law firm, during a portion of the fiscal year ended May 25, 1997. Pierce Atwood performed legal services for Fairchild during such fiscal year and continued to perform legal services for Fairchild in Fiscal Year 1998.

    Keith Jackson, Executive Vice President, Analog, Mixed Signal & Non-Volatile Memory Group, received a loan in the amount of $100,000 from the Company on April 15, 1998 in order to assist him in covering the costs of relocating to take this position with Fairchild. Such loan bears interest at a rate of 6% per annum, with all accrued interest payable on each April 15, beginning April 15, 1999. The outstanding principal of the loan is payable in full upon the earlier of (a) six months after any initial public offering of the Company's stock, (b) 60 days after Mr. Jackson ceases to be employed by Fairchild, or (c) April 15, 2003.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 21 of this Annual Report.

       (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are listed under Item 14(c) in this Annual Report.

       (3)  LIST OF EXHIBITS.  See the Exhibit Index on page 57.

    (b) REPORTS ON FORM 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

    (c)  FINANCIAL STATEMENT SCHEDULES.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fairchild Semiconductor Corporation:

    Under date of June 16, 1998, except as to Note 18, which is as of July 20, 1998, we reported on the consolidated balance sheets of Fairchild Semiconductor Corporation and subsidiaries as of May 31, 1998 and May 25, 1997, the related consolidated and combined statements of operations and equity for each of the years in the three-year period ended May 31, 1998, and the related consolidated statement of cash flows for the year ended May 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedule listed in Item 14(c). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
June 16, 1998

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS.

                                                                                               DEFERRED TAX
                                                                                 RETURNS AND     VALUATION
DESCRIPTION                                                                      ALLOWANCES      ALLOWANCE      TOTAL
------------------------------------------------------------------------------  -------------  -------------  ---------
                                                                                             (IN MILLIONS)
Balances at May 26, 1996......................................................    $      --      $      --    $      --
Charged to costs and expenses.................................................          3.1             --          3.1
Deductions....................................................................           --             --           --

Charged to other accounts.....................................................         12.8(1)        30.7(1)      43.5
                                                                                      -----          -----    ---------
Balances at May 25, 1997......................................................         15.9           30.7         46.6
Charged to costs and expenses.................................................         41.8             --         41.8
Deductions....................................................................        (45.5)            --        (45.5)
Charged to other accounts.....................................................          2.0(2)          --          2.0
                                                                                      -----          -----    ---------
Balances at May 31, 1998......................................................    $    14.2      $    30.7    $    44.9
                                                                                      -----          -----    ---------
                                                                                      -----          -----    ---------

(1) Upon the consumation of the Recapitalization on March 11, 1997 these accounts were established and charged to Business Equity.

(2) These amounts represent valuation reserves obtained through the acquisition of Raytheon Semiconductor.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAIRCHILD SEMICONDUCTOR CORPORATION

                                By:  /s/ KIRK P. POND
                                     -----------------------------------------
                                     Kirk P. Pond
                                     President and Chief Executive Officer

Date: August 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of      August 27, 1998
                                  Directors, President and
                                  Chief Executive Officer
                                  (Principal Executive
/s/ KIRK P. POND                  Officer)
------------------------------
Kirk P. Pond

                                Executive Vice President,     August 27, 1998
                                  Chief Financial Officer
                                  and Director (Principal
                                  Financial and Accounting
/s/ JOSEPH R. MARTIN              Officer)
------------------------------
Joseph R. Martin

/s/ BRIAN L. HALLA              Director                      August 20, 1998
------------------------------
Brian L. Halla

/s/ WILLIAM N. STOUT            Director                      August 24, 1998
------------------------------
William N. Stout

/s/ RICHARD M. CASHIN, JR.      Director                      August 20, 1998
------------------------------
Richard M. Cashin, Jr.

/s/ PAUL C. SCHORR, IV          Director                      August 21, 1998
------------------------------
Paul C. Schorr, IV

/s/ RONALD W. SHELLY            Director                      August 22, 1998
------------------------------
Ronald W. Shelly

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      2.01   Agreement and Plan of Recapitalization dated January 24, 1997 between Sterling Holding Company, LLC
             ("Sterling") and National Semiconductor Corporation ("National Semiconductor").+
      2.02   Asset Purchase Agreement dated as of March 11, 1997 between the Company and National Semiconductor.+
      2.03   Acquisition Agreement dated November 25, 1997 between the Company and Raytheon Company (2).
      2.04   Amendment No. 1 to Acquisition Agreement dated December 29, 1997 between the Company and Raytheon Company
             (2).
      2.05   Exhibit 3.14 to Acquisition Agreement dated December 29, 1997 between the Company and Raytheon Company
             (2).
      3.01   Certificate of Incorporation of the Company.+
      3.02   Bylaws of the Company.+
      3.03   Certificate of Incorporation of Fairchild Holdings.+
      3.04   Bylaws of Fairchild Holdings.+
      3.05   Certificate of Amendment to Certificate of Incorporation of Fairchild Holdings (3).
      4.01   Indenture dated as of March 11, 1997 among the Company, Fairchild Holdings, as Guarantor and United
             States Trust Company of New York, as Trustee.+
      4.02   Form of 10-1/8% Senior Subordinated Notes Due 2007 (included in Exhibit 4.01).+
     10.01   Technology Licensing and Transfer Agreement dated March 11, 1997 between National Semiconductor and the
             Company. +
     10.02   Transition Services Agreement dated March 11, 1997 between National Semiconductor and the Company.+
     10.03   Fairchild Foundry Services Agreement dated March 11, 1997 between National Semiconductor and the Company.
             +
     10.04   Revenue Side Letter dated March 11, 1997 between National Semiconductor and the Company. +
     10.05   Fairchild Assembly Services Agreement dated March 11, 1997 between National Semiconductor and the
             Company. +
     10.06   National Foundry Services Agreement dated March 11, 1997 between National Semiconductor and the Company.
             +
     10.07   National Assembly Services Agreement dated March 11, 1997 between National Semiconductor and the Company.
             +
     10.08   Mil/Aero Wafer and Services Agreement dated March 11, 1997 between National Semiconductor and the
             Company. +
     10.09   Shared Services Agreement (South Portland) dated March 11, 1997 between National Semiconductor and the
             Company.+
     10.10   Credit Agreement dated March 11, 1997 among the Company, Fairchild Holdings, Various Banks, Bankers Trust
             Company, Credit Suisse First Boston Corporation and Canadian Imperial Bank of Commerce.+
     10.11   Corporate Agreement dated February 20, 1992 between Torex Semiconductor Ltd. and National Semiconductor.
             +
    10.12*   Assembly/Test Subcontract Agreement dated August 13, 1998 between NS Electronics Bangkok (1993) Ltd. and the Company.
     10.13   Supply Agreement dated January 20, 1996 between National Semiconductor and Dynacraft Industries Sdn. Bhd.
             +

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.14   Licensing and Manufacturing Agreement dated April 27, 1990 between National Semiconductor and Waferscale
             Integration, Inc. +
     10.15   Qualified Titles Corresponding to Registry Title Nos. 19, 44 and 3400-Mk 12 from the State of Penang,
             Malaysia and corresponding Sale and Purchase Agreements, each dated March 11, 1997, between National
             Semiconductor Sdn. Bhd. and Fairchild Semiconductor Sdn. Bhd.+
     10.16   Lease Agreement dated October 10, 1979 between Export Processing Zone Authority and Fairchild
             Semiconductor (Hong Kong) Limited, and Supplemental Agreements thereto dated May 1, 1982; December 12,
             1983; August 17, 1984; March 10, 1987; February 16, 1990; August 25, 1994; May 29, 1995; June 7, 1995;
             November 9, 1995; and October 24, 1996.+
     10.17   Lease for Santa Clara Facilities dated as of March 11, 1997 between National Semiconductor and the
             Company.+
     10.18   Shared Facilities Agreement (South Portland) dated March 11, 1997 between National Semiconductor and the
             Company.+
     10.19   Environmental Side Letter dated March 11, 1997 between National Semiconductor and the Company.+
     10.20   Master Sublease Agreement dated March 11, 1997 between National Semiconductor and the Company and Master
             Lease Agreement dated December 13, 1994 between General Electric Capital Corporation and National
             Semiconductor.+
     10.21   Fairchild NSC Deferred Compensation Plan Trust established effective March 11, 1997.+
     10.22   Fairchild NSC Deferred Compensation Plan assumed and continued, effective March 11, 1997 (included as
             Schedule A to Exhibit 10.21).+
     10.23   Fairchild Benefit Restoration Plan.+
     10.24   Fairchild Incentive Plan.+
     10.25   FSC Semiconductor Corporation Executive Officer Incentive Plan.+
     10.26   FSC Semiconductor Corporation Stock Option Plan.+
     10.27   Employment Agreement dated March 11, 1997 among the Company, Fairchild Holdings, Sterling and Kirk P.
             Pond.+
     10.28   Employment Agreement dated March 11, 1997 among the Company, Fairchild Holdings, Sterling and Joseph R.
             Martin.+
     10.29   Credit Agreement--Amended and Restated as of December 31, 1997 (1).
     10.30   Employee Stock Purchase Savings Plan, as amended as of June 25, 1998 (3).
     10.31   Fairchild Revocable Savings Plan Trust, dated February 20, 1998, executed by Fleet Bank of Maine, as trustee (3).
    10.32*   Amendment to Securities Purchase and Holders Agreement dated May 29, 1998
    10.33*   Form of Promissory Note between the Company and Management Investors dated June 3, 1998
     21.1*   List of subsidiaries of the Company
     27.1*   Financial Data Schedule for the Company.

------------------------

+ Incorporated by reference from the Company's Registration Statement on Form S-4 dated July 9, 1997 (File No. 333-26897).

*   Filed herewith.

(1) Incorporated by reference from the Company's Form 10-Q dated April 13, 1998.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated January 13, 1998.

(3) Incorporated by reference from FSC Semiconductor Corporation's Registration Statement on Form S-8 dated June 25, 1998 (File No. 333-58603).