Form 10-Q
period 1998-08-30
FAIRCHILD SEMICONDUCTOR CORP
filed 1998-10-09
CIK 1038272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.


                        Commission File Number: 333-26897


                       FAIRCHILD SEMICONDUCTOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                   77-0449095
    (State or other jurisdiction of                    (I.R.S.Employer
      incorporation or organization)                  Identification No.)


                               333 Western Avenue
                           South Portland, Maine 04106
          (Address of principal executive offices, including zip code)

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

The number of shares outstanding of the issuer's classes of common stock as of the close of business on September 30, 1998:

      Title of Each Class                                    Number of Shares
      -------------------                                   -----------------
      Common Stock; $0.01 par value                                100

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                                       Page
                                                                                                     ----
Item 1   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
                for the Three Months Ended August 30, 1998 and
                August 24, 1997 ....................................................................   3

          Condensed Consolidated Balance Sheets as of August 30, 1998
                (Unaudited) and May 31, 1998 .......................................................   4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Three Months Ended August 30, 1998 and
                August 24, 1997 ....................................................................   5

          Notes to Condensed Consolidated Financial Statements
                  (Unaudited) ......................................................................   6


Item 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..........................................................   7


Part II.  Other Information

Item 1   Legal Proceedings .........................................................................  12

Item 6   Exhibits and Reports on Form 8-K ..........................................................  12


Signature ..........................................................................................  13

                              PART I. FINANCIAL INFORMATION


Item 1, Financial Statements

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                 Three Months Ended
                                                               ----------------------
                                                               August 30,  August 24,
                                                                  1998        1997
                                                                  ----        ----
                                                                    (In millions)
Revenue:
        Net sales--trade                                         $  135.1  $  158.7
        Contract manufacturing--National Semiconductor                9.9      40.8
                                                                      ---      ----
                Total revenue                                       145.0     199.5

Operating expenses:

        Cost of sales                                               106.3     108.0
        Cost of contract manufacturing--National Semiconductor        8.3      30.1
        Research and development                                      9.2       7.1
        Selling, general and administrative                          22.6      21.0
        Restructuring                                                 4.5       --
                                                                    -----     -----
                Total operating expenses                            150.9     166.2
                                                                    -----     -----

Operating income (loss)                                              (5.9)     33.3

Interest, net                                                        11.9      11.0
                                                                     ----      ----

Income (loss) before income taxes                                   (17.8)     22.3

Provision (benefit) for income taxes                                 (3.5)      7.8
                                                                     ----       ---

Net income (loss)                                                $  (14.3) $   14.5
                                                                 --------  --------
                                                                 --------  --------


See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                     August 30,   May 31,
                                                                        1998       1998
                                                                        ----       ----
ASSETS                                                                  (In millions)
Current assets:
        Cash and cash equivalents                                     $    5.0 $    6.5
        Receivables, net                                                  75.5     75.0
        Inventories                                                      106.1    108.0
        Other current assets                                              11.0     20.0
                                                                          ----     ----
                Total current assets                                     197.6    209.5

Property, plant and equipment, net                                       333.4    342.9
Deferred income taxes                                                     20.9     17.5
Intangible assets, net                                                    30.6     31.5
Other assets                                                              33.0     30.4
                                                                          ----     ----
                Total assets                                          $  615.5 $  631.8
                                                                      -------- --------
                                                                      -------- --------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

        Short-term borrowings and current portion of long-term debt   $   29.8 $   13.2
        Accounts payable                                                  60.2     77.7
        Accrued expenses and other current liabilities                    54.2     55.9
                                                                          ----     ----
                Total current liabilities                                144.2    146.8

Long-term debt, less current portion                                     438.1    438.1
Other liabilities                                                          1.2      0.6
                                                                           ---      ---
                Total liabilities                                        583.5    585.5

Commitments and contingencies

Stockholder's equity:

        Common stock                                                    --       --
        Additional paid-in capital                                        12.0     12.0
        Retained earnings                                                 20.0     34.3
                                                                          ----     ----
                Total stockholder's equity                                32.0     46.3
                                                                          ----     ----
                Total liabilities and stockholder's equity            $  615.5 $  631.8
                                                                      -------- --------
                                                                      -------- --------


See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                    Three Months Ended
                                                                  ----------------------
                                                                  August 30,  August 24,
                                                                     1998        1997
                                                                     ----        ----
                                                                       (In millions)
Cash flows from operating activities:
Net income (loss)                                                  $ (14.3)     $  14.5
        Adjustments to reconcile net income (loss) to cash
          provided by (used in) operating activities:
        Depreciation and amortization                                 23.3         20.0
        Restructing charge, net of cash expended                       2.4           --
        (Gain) loss on disposal of property, plant and equipment      (0.2)         0.2
        Deferred income taxes                                         (3.5)         5.2
Changes in operating assets and liabilities, net:
        Accounts receivable                                           (0.5)       (15.7)
        Inventories                                                    1.9          1.5
        Prepaid expenses and other current assets                      9.1          2.3
        Current liabilities                                          (20.8)         5.8
        Other assets and liabilities                                  (2.7)        (0.1)
                                                                   -------      -------
                Cash provided by (used in) operating activities       (5.3)        33.7

Cash flows from investing activities:
        Capital expenditures                                         (13.0)       (11.8)
        Proceeds from sale of property, plant and equipment            1.0          --
        Purchase of molds and tooling                                 (0.8)        (1.2)
                                                                   -------      -------
                Cash used in investing activities                    (12.8)       (13.0)

Cash flows from financing activities:
        Proceeds from revolving credit facility, net                  16.6          --
        Repayment of long-term debt                                     --         (2.7)
                                                                   -------      -------
                Cash provided by (used in) financing activities       16.6         (2.7)
                                                                   -------      -------

Net change in cash and cash equivalents                               (1.5)        18.0
Cash and cash equivalents at beginning of period                       6.5         40.7
                                                                   -------      -------
Cash and cash equivalents at end of period                         $   5.0      $  58.7
                                                                   -------      -------
                                                                   -------      -------
Supplemental cash flow information:
        Cash paid for:

                Income taxes                                       $   0.2      $   0.3
                                                                   -------      -------
                                                                   -------      -------
                Interest                                           $   3.4      $   3.9
                                                                   -------      -------
                                                                   -------      -------

See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  Basis of Presentation

         The Condensed Consolidated Balance Sheets of Fairchild Semiconductor Corporation (the "Company") as of August 30, 1998 and May 31, 1998 and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended August 30, 1998 and August 24, 1997 were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1998.

Note 2 - Inventories

The components of inventories are as follows:





                                                   August 30,    May 31,
                                                      1998        1998
                                                      ----        ----
                                                        (In millions)

Raw materials                                          $ 9.4       $ 13.0
Work in process                                         72.0         69.5
Finished goods                                          24.7         25.5
                                                     --------     -------

                   Total inventories                 $ 106.1      $ 108.0
                                                     --------     -------
                                                     --------     -------




Note 3 - Restructuring charge

         In the first quarter of fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a pre-tax restructuring charge of approximately $4.5 million. The restructuring charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. The charge for employee separation arrangements accrues for the termination and other severance costs associated with the approximately 600 salaried, hourly and temporary employees severed as a result of this action, a reduction of approximately 10% of the Company's payroll. Through the first quarter of fiscal 1999, approximately $2.1 million of these costs have been paid with the remaining $1.6 million of accruals to be expended by the end of fiscal 1999.

Note 4 - Long-term debt

         Effective August 25, 1998, the Company executed a Second Amendment to its Amended and Restated Credit Agreement, modifying certain restrictive financial and operating covenants with which (as modified) the Company was in compliance at August 30, 1998. All other terms and conditions of the Credit Agreement remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Fairchild Semiconductor Corporation (the "Company"), is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory, discrete power and signal technology and analog and mixed signal semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets.

Results of Operations

         The Company incurred a net loss of $14.3 million in the first quarter of fiscal 1999, compared to net income of $14.5 million in the first quarter of fiscal 1998. Fiscal 1999 first quarter net loss includes a net loss of $0.3 million for Raytheon Semiconductor ("Raytheon" or "Analog"), which was not acquired until the third quarter of fiscal 1998. Excluding a one-time restructuring charge of $4.5 million, Fairchild had an operating loss for the first three months of fiscal 1999 of $1.4 million as compared to operating income of $33.3 million in the same period last year. Analog operations broke even for the first three months of fiscal 1999. The decrease is primarily attributable to lower trade and contract manufacturing revenues and a corresponding deterioration in margins resulting from soft market conditions, due to excess personal computer inventories in the sales channels and adverse effects on semiconductor demand driven by economic uncertainty in Southeast Asia. These forces have combined to cause excess capacity in the semiconductor industry resulting in price and margin erosion. Excluding depreciation and amortization of $23.3 million and $20.0 million in the first quarters of fiscal 1999 and 1998, respectively, and one-time charges, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $21.9 million in the first quarter of fiscal 1999 compared to $53.3 million in the first quarter of fiscal 1998. Excluding Analog, EBITDA was $19.7 million for the first three months of fiscal 1999, a 63% reduction from the comparable period of fiscal 1998. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

Revenues

         The Company's revenues consist of trade sales to unaffiliated customers (93.2% and 79.5% of total revenues in the first quarters of fiscal 1999 and 1998, respectively) and revenues from contract manufacturing services provided to National Semiconductor ("National") (6.8% and 20.5% of total revenues in the first quarters of fiscal 1999 and 1998, respectively).

         Trade revenues decreased 14.9% to $135.1 million in the first quarter of fiscal 1999 compared with $158.7 million in the first quarter of fiscal 1998. Trade sales for the three months ended August 30, 1998 include those of Analog. Excluding Analog, trade sales decreased 25.5% over the comparable period in fiscal 1998. This decline impacted all product groups and is the result of continued industry-wide market softness, which began in the second half of fiscal 1998. Logic, Discrete and Memory trade sales decreased by 23.3%, 18.8% and 41.4%, respectively, in the first quarter of fiscal 1999 over the first quarter of fiscal 1998. Geographically, excluding Analog, 37%, 22% and 41% of trade sales were derived from North America, Europe and Asia/Pacific, respectively, in the first quarter of fiscal 1999 compared to 36%, 19% and 45% in the first quarter of fiscal 1998. All regions experienced decreases in trade sales in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Trade sales decreased by 23.5%, 13.9% and 32.1% in North America, Europe and Asia/Pacific, respectively. Contract manufacturing revenues decreased sharply in the first quarter of fiscal 1999 to $9.9 million compared to $40.8 million in the first quarter of fiscal 1998, reflecting reduced demand from National.

Gross Profit

         Gross profit decreased 50.5% to $30.4 million in the first quarter of fiscal 1999 compared to $61.4 million in the first quarter of fiscal 1998. Excluding the effect of Raytheon, gross trade profit decreased 60.1% in the first quarter of fiscal 1999 over the first quarter of fiscal 1998. As a percentage of trade sales, gross trade profits were 21.3% in the first quarter of fiscal 1999, compared to 32.0% in the first quarter of fiscal 1998. The decrease in gross trade profit as a percentage of trade sales was due to lower average selling prices and decreased factory utilization due to soft market conditions. Contract manufacturing gross profit decreased 85.1% to $1.6 million in the first quarter of fiscal 1999 compared to $10.7 million in the first quarter of fiscal 1998. Contract manufacturing gross profit for the first quarter of fiscal 1999 includes $6.2 million of fixed cost reimbursement under the Company's manufacturing agreements with National.

Research and Development

         Research and development expenses ("R&D") were $9.2 million, or 6.8% of trade sales, in the first quarter of fiscal 1999, compared to $7.1 million, or 4.5% of trade sales, in the first quarter of fiscal 1998. The increase in R&D expenses is driven by R&D costs incurred by Analog in fiscal 1999 which the Company did not incur in fiscal 1998. R&D efforts are focused on the Company's growth products: CMOS Logic, DMOS, EEPROM and Analog. In the first quarters of fiscal 1999 and 1998, R&D expenditures were 9.3% and 7.3% of trade sales, respectively, for these growth products, and 0.8% and 0.8% of trade sales, respectively, for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM).

Selling, General and Administrative

         Selling, general and administrative expenses ("SG&A") were $22.6 million, or 16.7% of trade sales, in the first quarter of fiscal 1999, compared to $21.0 million, or 13.2% of trade sales, in the first quarter of fiscal 1998. The increase in SG&A expenses is primarily the result of the incremental SG&A expenses of Analog, which the Company did not incur in the first quarter of fiscal 1998.

Restructuring

         The Company incurred a pre-tax restructuring charge of approximately $4.5 million in the first quarter of fiscal 1999. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs which are expected to be substantially expended by the end of fiscal 1999.

Interest, Net

         Interest, net was $11.9 million in the first quarter of fiscal 1999, compared to $11.0 million in the first quarter of fiscal 1998. The increase is principally the result of indebtedness incurred to fund the Raytheon acquisition, which occurred in the third quarter of fiscal 1998.

Income Taxes

         Income tax expense (benefit) was $(3.5) million for the first quarter of fiscal 1999, compared to $7.8 million in the first quarter of fiscal 1998. The effective tax rates for the first quarter of fiscal 1999 and 1998 were 19.7% and 35.0%, respectively. The decrease in the effective tax rate is due to the Company's inability to carry-back current year net operating losses due to the short time the Company has operated as a stand-alone entity.

Liquidity and Capital Resources

         As of August 30, 1998, the Company's cash and cash equivalents balance was $5.0 million, a decrease of $1.5 million from May 31, 1998. In addition, the Company had $113.4 million available under its Revolving Credit Facility at August 30, 1998.

         During the three months ended August 30, 1998, the Company's operations used $5.3 million in cash compared to $33.7 million generated from operating activities in the first three months of fiscal 1998. The decrease in cash provided by operating activities reflects a decrease in net income adjusted for noncash items of $32.2 million as well as a decrease in cash flows from changes in operating assets and liabilities of $6.8 million. Cash used in investing activities during the first three months of fiscal 1999 totaled $12.8 million compared to $13.0 million in the first three months of fiscal 1998. Capital expenditures in the first quarter of fiscal 1999 were being made principally to purchase and install the Company's enterprise-wide information system whereas in the first quarter of fiscal 1998, capital purchases were being made primarily to increase capacity in the Company's manufacturing facilities. Cash provided by financing activities of $16.6 million for the first three months of fiscal 1999 was the result of net proceeds from the Company's Revolving Credit Facility. Cash used in financing activities of $2.7 million for the first three months of fiscal 1998 was due to repayments of long-term debt.

         The Company expects that its existing cash together with funds available from its amended Senior Credit Facilities and funds generated from operations will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. Capital expenditures for the balance of fiscal 1999 will be primarily made for the completion of the enterprise software system implementation and to increase assembly and test capacity.

         The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward and option contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine peso, as well as revenues denominated in Japanese yen and the major European currencies. The devaluation of several currencies in Southeast Asia against the U.S. dollar and the recent currency restrictions imposed by the Malaysian government have not had, nor does the Company presently expect these events to have, a material adverse effect on the Company's results of operations or financial condition. The Company currently benefits from lower dollar-denominated expenses incurred by its manufacturing operations in Southeast Asia, and the fact that its sales in that region (excluding Japan) are denominated in U.S. dollars. As discussed in greater depth in "Outlook and Business Risks," recent economic developments and the associated currency devaluations have softened demand in that region, thereby negatively affecting the Company's revenues and profitability. Deferred gains from hedging transactions were immaterial to the Company's operating results in the first quarters of fiscal 1999 and 1998. The Company does not speculate in these financial instruments.

Outlook and Business Risks

         The statements contained under this heading and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than statements of historical facts, are forward-looking statements based on current expectations and management's estimates, which involve risks and uncertainties. Actual results may differ materially from those set forth in or contemplated by such forward-looking statements.

         The following factors may affect the Company's operating results for fiscal 1999: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures;
(iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate the Company's products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in the Company's markets; (vi) the ability to successfully integrate Raytheon and other potential acquisitions into the Company's operations and the resultant risk of losing key customers or employees of the acquired operation; (vii) the Company's dependence on sales to National Semiconductor; (viii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (ix) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (x) uncertainties and legal risks associated with the dependence on, and potential disputes concerning, patents and other intellectual property rights; and (xi) foreign currency and other risks associated with operating a global business.

         The industry is currently experiencing soft market conditions, which began in the second half of fiscal 1998, due to the Asian financial crisis and an inventory correction in the personal computer market, resulting in excess capacity in the semiconductor industry as a whole. These factors have combined to cause severe price pressures and reduced demand, which will continue to negatively impact the Company's trade revenues and gross profit in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. In response, the Company has undertaken cost reduction initiatives, including factory shutdowns and headcount reductions. Despite these actions and a recent upswing in order rates, the Company expects its trade revenues and gross profit as a percent of sales in the second quarter of fiscal 1999 to remain substantially below the comparable period of fiscal 1998. No assurance can be given that order rates will continue to improve, nor that such cost reduction measures will produce improved gross profit in the subsequent periods of fiscal 1999 and beyond.

         In the fourth quarter of fiscal 1998, National informed the Company that its demand would be significantly lower in fiscal 1999 than in fiscal 1998. This has resulted in significantly lower contract manufacturing revenues in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 and will result in substantially lower contract manufacturing revenues throughout fiscal 1999 as compared to fiscal 1998. Such reduced demand will negatively impact factory utilization, particularly in the 6-inch fab in South Portland, Maine. National, under the terms of the Asset Purchase Agreement (the "Agreement"), is obligated to purchase an aggregate of $330.0 million of contract manufacturing services during the 39 month period which began March 11, 1997, including a minimum of $90.0 million of contract manufacturing services in fiscal 1999. In addition, National is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch fab in South Portland, Maine in fiscal 1999. While National's ordering and payment schedules for fiscal 1999 remain under discussion, National has reaffirmed its commitment to remain in compliance with the terms of the Agreement.

         The combination of soft market conditions and reduced demand from National will result in a net loss for the second quarter of fiscal 1999. In addition, start-up issues with the shipping and logistics modules of the Company's enterprise software system have caused a temporary increase in delinquent backlog; however, the Company has experienced no significant cancellations of backlog, and expects the problem to be resolved by the end of the second quarter. No assurance can be given that such start-up issues will not have a further negative effect on trade revenues and profit in the second quarter. Should prices, order rates and the Company's ability to serve its backlog not improve during the second quarter or National not comply with its obligations under the Agreement, the Company may experience a loss in the third quarter of Fiscal Year 1999 and in subsequent periods as well. In light of the foregoing conditions and uncertainties, the Company expects substantially lower profits in fiscal 1999 as compared to fiscal 1998 (and potentially a net loss in fiscal 1999).

         The Company's assembly and test facilities, as well as certain subcontractors for wafer fabrication and assembly and test services, are located in Southeast Asia and Japan. Reliance on these facilities, as well as subcontractors located in this region of the world, entails certain risks, both political and economic, including political instability, asset seizures or nationalizations, currency controls and exchange rate fluctuations. While the Company has not experienced any significant disruptions in its operations in that part of the world, no assurance can be given that such continued economic and political instability would not result in an adverse effect on the Company's operations or financial condition.

         In the fourth quarter of fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National's business systems. The system, which became operational for several of the Company's critical business processes in the first quarter of fiscal 1999, is year 2000 compliant. Additional modules of the system are scheduled to be implemented throughout fiscal 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. As the Company begins the implementation of critical operational and logistical modules, there is a risk that these implementations could be delayed, could experience difficulties or in fact may not be successful and could adversely affect future results of operations and cash flows. Additionally, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. To date, none have been identified. Management expects that its assessments will be completed by December 31, 1998. During the first quarters of fiscal 1999 and 1998, respectively, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be approximately $2.0 million, the majority of which should be incurred before the end of fiscal 1999. Although management believes the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company is not actively engaged in preparing contingency plans in the event that key suppliers or customers fail to become year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

              10.1    Credit Agreement - Second Amendment as of August 25, 1998
              27      Financial Data Schedule

         b)   Reports on Form 8-K

              Fairchild Semiconductor Corporation filed no reports on Form 8-K during the quarter ended August 30, 1998.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Fairchild Semiconductor Corporation

         Date:  October 9, 1998     By:  /s/ Joseph R. Martin
                                         ---------------------------------------
                                         Executive Vice President, Finance
                                         Chief Financial Officer

                                         (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)