Form 10-K/A
period 1999-05-31
FAIRCHILD SEMICONDUCTOR CORP
filed 1999-07-30
CIK 1038272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This amended form 10-K for the fiscal year ended May 31, 1998 is being filed to include Schedule I-- Condensed Financial Information of Registrant in Item 14, which schedule was omitted from the original filing.

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

                                                                   MARCH 11, 1997
                                                     YEAR ENDED          TO
                                                    MAY 31, 1998    MAY 25, 1997
                                                    -------------  ---------------
                                                            (IN MILLIONS)
Income before income taxes:
  U.S.............................................    $    24.4       $     9.1
  Non-U.S.........................................         18.2             2.5
                                                          -----           -----
                                                      $    42.6       $    11.6
                                                          -----           -----
                                                          -----           -----

Income taxes:
  Current:
    U.S. federal..................................    $     7.1       $  --
    U.S. state and local..........................          1.5          --
    Non-U.S.......................................          3.3             1.4
                                                          -----           -----
                                                           11.9             1.4
  Deferred:
    U.S. federal..................................          1.2             2.5
    U.S. state and local..........................         (0.4)            0.6
    Non-U.S.......................................          1.2          --
                                                          -----           -----
                                                            2.0             3.1
  Total income taxes:
    U.S. federal..................................          8.3             2.5
    U.S. state and local..........................          1.1             0.6
    Non-U.S.......................................          4.5             1.4
                                                          -----           -----
                                                      $    13.9       $     4.5
                                                          -----           -----
                                                          -----           -----

    The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                     MARCH 11, 1997
                                                      YEAR ENDED           TO
                                                     MAY 31, 1998     MAY 25, 1997
                                                    ---------------  ---------------
                                                             (IN MILLIONS)
U.S. federal statutory rate.......................          35.0%            35.0%
U.S. state and local taxes, net of federal
  benefit.........................................           2.0%             3.7%
Tax differential related to non-U.S. income.......          (4.4)%        --
                                                             ---              ---
                                                            32.6%            38.7%
                                                             ---              ---
                                                             ---              ---

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

    A summary of the status of Fairchild Holdings' stock option plan as of May 31, 1998 and May 25, 1997, and changes during the years then ended are presented in the table below:

                                                             1998                      1997
                                                   ------------------------  ------------------------
                                                                 WEIGHTED                  WEIGHTED
                                                                  AVERAGE                   AVERAGE
                                                     SHARES      EXERCISE      SHARES      EXERCISE
                                                     (000'S)       PRICE       (000'S)       PRICE
                                                   -----------  -----------  -----------  -----------
Outstanding at beginning of year.................       2,029    $    0.13       --        $  --
Granted..........................................       1,777         4.29        2,097         0.13
Exercised........................................        (142)        0.13       --           --
Canceled.........................................         (80)        0.13          (68)        0.13
                                                        -----                     -----
Outstanding at end of year.......................       3,584    $    2.20        2,029    $    0.13
                                                        -----                     -----
                                                        -----                     -----
Exercisable at end of year.......................         798    $    0.13       --        $  --
Weighted average fair value of options granted...                $    0.22                 $    0.02

    Information with respect to stock options outstanding and stock options exercisable at May 31, 1998, is as follows:

                                                     OPTIONS OUTSTANDING
                                     ---------------------------------------------------       OPTIONS EXERCISABLE
                                                                             WEIGHTED-    ------------------------------
                                        (000'S)       WEIGHTED-AVERAGE        AVERAGE        (000'S)        WEIGHTED-
                                        NUMBER            REMAINING          EXERCISE        NUMBER          AVERAGE
EXERCISE PRICES                       OUTSTANDING     CONTRACTUAL LIFE         PRICE       EXERCISABLE   EXERCISE PRICE
-----------------------------------  -------------  ---------------------  -------------  -------------  ---------------
$.13...............................        2,834               8.95          $    0.13            798       $    0.13
$10.00.............................          750               9.94              10.00         --              --
                                           -----                                                -----
                                           3,584               9.16          $    2.20            798       $    0.13
                                           -----                                                -----
                                           -----                                                -----

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

                                                              MAY 31, 1998               MAY 25, 1997
                                                       --------------------------  ------------------------
                                                        NOTIONAL      ESTIMATED     NOTIONAL     ESTIMATED
                                                        PRINCIPAL    FAIR VALUE     PRINCIPAL   FAIR VALUE
                                                       -----------  -------------  -----------  -----------
                                                                          (IN MILLIONS)
INTEREST RATE INSTRUMENTS
    Swaps............................................   $   151.3     $    (0.5)    $    60.0    $    (0.2)
FOREIGN EXCHANGE INSTRUMENTS
    Purchased Options................................   $    31.7     $     0.6     $  --        $  --

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 13--FINANCIAL INSTRUMENTS (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    A summary table of estimated fair values of financial instruments at Fiscal Year end follows:

                                                               MAY 31, 1998              MAY 25, 1997
                                                         ------------------------  ------------------------
                                                          CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                         -----------  -----------  -----------  -----------
                                                                           (IN MILLIONS)
LONG TERM DEBT
    Senior Subordinated Debt...........................   $   300.0    $   310.5    $   300.0    $   311.3
    Credit Facility....................................       151.3        151.3        120.0        120.0
Currency Options.......................................         0.8          0.6       --           --

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

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 14--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                           AMERICAS     EUROPE      ASIA     CONSOLIDATED
                                                          -----------  ---------  ---------  -----------
                                                                          (IN MILLIONS)
1998:
  Sales to unaffiliated customers.......................   $   242.3   $   132.6  $   260.9   $   635.8
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   416.6   $    12.2  $   203.0   $   631.8
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
1997:
  Sales to unaffiliated customers.......................   $   222.7   $   117.6  $   247.5   $   587.8
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   344.8   $    14.9  $   194.6   $   554.3
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
1996:
  Sales to unaffiliated customers.......................   $   260.3   $   161.9  $   266.5   $   688.7
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   248.4   $     0.8  $   183.5   $   432.7
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------

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

                                                                                     YEAR ENDED
                                                                              ------------------------
                                                                                MAY 25,      MAY 26,
                                                                                 1997         1996
                                                                              -----------  -----------
                                                                                   (IN MILLIONS)

Operating activities
  Revenues less expenses....................................................   $    16.7    $    72.3
  Depreciation and amortization.............................................        77.1         64.2
  Deferred taxes............................................................       (19.6)      --
  Loss on disposal of equipment, molds and tooling..........................         1.0          2.0
  Increase in accounts receivable...........................................       (79.6)      --
  Decrease (increase) in inventories........................................        20.0        (24.3)
  Decrease (increase) in prepaid expenses and other current assets..........        (5.8)        11.1
  Increase in other assets..................................................         0.9       --
  Increase (decrease) in accounts payable...................................        12.2         (5.2)
  Increase (decrease) in accrued expenses and other liabilities.............        21.6         (1.3)
  Net financing provided from (to) National Semiconductor*..................       (25.4)        43.7
                                                                              -----------  -----------
  Cash provided by operating activities.....................................        19.1        162.5
                                                                              -----------  -----------
Investing activities:
  Capital expenditures......................................................       (47.1)      (153.9)
  Purchase of molds and tooling.............................................        (7.2)        (8.6)
                                                                              -----------  -----------
    Cash used by investing activities.......................................       (54.3)      (162.5)
                                                                              -----------  -----------

                      FAIRCHILD SEMICONDUCTOR CORPORATION

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                                                                                     YEAR ENDED
                                                                              ------------------------
                                                                                MAY 25,      MAY 26,
                                                                                 1997         1996
                                                                              -----------  -----------
                                                                                   (IN MILLIONS)
Financing activities:
  Issurance of long-term debt...............................................       420.0       --
  Debt acquisition costs....................................................       (20.3)      --
  Capital Contribution from Fairchild Holdings..............................        77.8       --
  Distribution to National Semiconductor....................................      (401.6)      --
                                                                              -----------  -----------
    Cash provided by financing activities...................................        75.9       --
                                                                              -----------  -----------
  Net change in cash and cash equivalents...................................        40.7       --
  Cash and cash equivalents at beginning of year............................      --           --
                                                                              -----------  -----------
  Cash and cash equivalents at end of year..................................   $    40.7    $  --
                                                                              -----------  -----------
                                                                              -----------  -----------

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

    The unaudited pro forma combined historical results, as if Raytheon had been acquired at the beginning of Fiscal Years 1998 and 1997, respectively, are estimated to be:

                                                             1998       1997
                                                           ---------  ---------
                                                              (IN MILLIONS)
Net sales................................................  $   836.5  $   762.6
Net income...............................................  $    27.5  $    12.6

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

    (c)  FINANCIAL STATEMENT SCHEDULES.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fairchild Semiconductor Corporation:

    Under date of June 16, 1998, except as to Note 18, which is as of July 20, 1998, we reported on the consolidated balance sheets of Fairchild Semiconductor Corporation and subsidiaries as of May 31, 1998 and May 25, 1997, the related consolidated and combined statements of operations and equity for each of the years in the three-year period ended May 31, 1998, and the related consolidated statement of cash flows for the year ended May 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedules listed in Item 14(c). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
June 16, 1998

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      FAIRCHILD SEMICONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)

                                                                                                      MAY 31, 1998
                                                                                                      -------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents.........................................................................    $     1.9
  Accounts receivable, net..........................................................................         24.7
  Inventories.......................................................................................         90.7
  Other current assets..............................................................................         13.2
                                                                                                           ------
                                                                                                            130.5

Property, plant and equipment, net..................................................................        209.0
Deferred income taxes, net..........................................................................         12.2
Intangible assets, net..............................................................................           --
Investment in subsidiaries..........................................................................        211.0
Net intercompany receivable.........................................................................          8.2
Other assets........................................................................................         19.2
                                                                                                           ------
    Total assets....................................................................................    $   590.1
                                                                                                           ------
                                                                                                           ------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt.................................................................    $    13.2
  Accounts payable..................................................................................         53.8
  Accrued expenses and other current liabilities....................................................         38.6
                                                                                                           ------
    Total current liabilities.......................................................................        105.6

Long-term debt, less current portion................................................................        438.1
Other liabilities...................................................................................          0.1
                                                                                                           ------
    Total liabilities...............................................................................        543.8
                                                                                                           ------

Commitments and contingencies

Stockholder's equity:
  Common stock......................................................................................           --
  Additional paid-in capital........................................................................         12.0
  Accumulated earnings..............................................................................         34.3
                                                                                                           ------
    Total stockholder's equity......................................................................         46.3
                                                                                                           ------
    Total liabilities and stockholder's equity......................................................    $   590.1
                                                                                                           ------
                                                                                                           ------

                      FAIRCHILD SEMICONDUCTOR CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                                                                       YEAR ENDED
                                                                                                      MAY 31, 1998
                                                                                                      ------------
Revenue
  Net sales--trade..................................................................................   $    222.1
  Net sales--intercompany...........................................................................        786.6
Contract manufacturing--National Semiconductor......................................................        153.4
                                                                                                      ------------
    Total revenue...................................................................................      1,162.1

Operating expenses:
  Cost of sales.....................................................................................         39.3
  Cost of sales--intercompany.......................................................................        830.0
  Cost of contract manufacturing--National Semiconductor............................................        117.1
  Research and development..........................................................................         30.1
  Selling, general and administrative...............................................................         65.8
  Purchased in-process research and development.....................................................         15.5
                                                                                                      ------------
    Total operating expenses........................................................................      1,097.8
                                                                                                      ------------
Operating income....................................................................................         64.3

Interest expense, net...............................................................................         43.0
Equity in income of subsidiaries....................................................................         16.9
                                                                                                      ------------
Income before income taxes..........................................................................         38.2
Provision for income taxes..........................................................................          9.5
                                                                                                      ------------
Income before cumulative effect of change in accounting principle...................................         28.7
Cumulative effect of change in accounting principle, net of tax effect of $0.8 million..............         (1.5)
                                                                                                      ------------
Net income..........................................................................................   $     27.2
                                                                                                      ------------
                                                                                                      ------------

                      FAIRCHILD SEMICONDUCTOR CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                       YEAR ENDED
                                                                                                      MAY 31, 1998
                                                                                                      ------------
Cash flows provided by operating activities:........................................................   $    105.4
                                                                                                      ------------
Cash flows from investing activities:
  Capital expenditures..............................................................................        (48.7)
  Acquisitions, net of cash acquired................................................................       (116.8)
                                                                                                      ------------
    Cash used by investing activities...............................................................       (165.5)
                                                                                                      ------------
Cash flows from financing activities:
  Repayment of long-term debt.......................................................................        (58.7)
  Issuance of long-term debt........................................................................         90.0
  Debt issuance costs...............................................................................         (1.1)
                                                                                                      ------------
    Cash provided by financing activities...........................................................         30.2
                                                                                                      ------------
Net change in cash and cash equivalents.............................................................        (29.9)
Cash and cash equivalents at beginning of period....................................................         31.8
                                                                                                      ------------
Cash and cash equivalents at end of period..........................................................   $      1.9
                                                                                                      ------------
                                                                                                      ------------

Supplemental Cash Flow Information:
  Cash paid during the year for
    Income taxes....................................................................................   $      8.9
    Interest........................................................................................   $     43.8
                                                                                                      ------------
                                                                                                      ------------

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS.

                                                                                DEFERRED TAX
                                                                  RETURNS AND     VALUATION
DESCRIPTION                                                       ALLOWANCES      ALLOWANCE      TOTAL
---------------------------------------------------------------  -------------  -------------  ---------
                                                                              (IN MILLIONS)
Balances at May 26, 1996.......................................    $      --      $      --    $      --
Charged to costs and expenses..................................          3.1             --          3.1
Deductions.....................................................           --             --           --

Charged to other accounts......................................         12.8(1)        30.7(1)      43.5
                                                                       -----          -----    ---------
Balances at May 25, 1997.......................................         15.9           30.7         46.6
Charged to costs and expenses..................................         41.8             --         41.8
Deductions.....................................................        (45.5)            --        (45.5)
Charged to other accounts......................................          2.0(2)          --          2.0
                                                                       -----          -----    ---------
Balances at May 31, 1998.......................................    $    14.2      $    30.7    $    44.9
                                                                       -----          -----    ---------
                                                                       -----          -----    ---------

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

                                FAIRCHILD SEMICONDUCTOR CORPORATION

                                By:  /s/ JOSEPH R. MARTIN
                                     -----------------------------------------
                                     Joseph R. Martin
                                     Executive Vice President, Chief Financial
                                     Officer and Director

Date: July 29, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
------- -------------------------------------------------------------------------
  2.01  Agreement and Plan of Recapitalization dated January 24, 1997 between
        Sterling Holding Company, LLC ("Sterling") and National Semiconductor
        Corporation ("National Semiconductor").+
  2.02  Asset Purchase Agreement dated as of March 11, 1997 between the Company and National Semiconductor.+
  2.03  Acquisition Agreement dated November 25, 1997 between the Company and
        Raytheon Company (2).
  2.04  Amendment No. 1 to Acquisition Agreement dated December 29, 1997 between the Company and Raytheon Company (2).
  2.05  Exhibit 3.14 to Acquisition Agreement dated December 29, 1997 between the
        Company and Raytheon Company (2).
  3.01  Certificate of Incorporation of the Company.+
  3.02  Bylaws of the Company.+
  3.03  Certificate of Incorporation of Fairchild Holdings.+
  3.04  Bylaws of Fairchild Holdings.+
  3.05  Certificate of Amendment to Certificate of Incorporation of Fairchild
        Holdings (3).
  4.01  Indenture dated as of March 11, 1997 among the Company, Fairchild
        Holdings, as Guarantor and United States Trust Company of New York, as
        Trustee.+
  4.02  Form of 10-1/8% Senior Subordinated Notes Due 2007 (included in Exhibit
        4.01).+
 10.01  Technology Licensing and Transfer Agreement dated March 11, 1997 between
        National Semiconductor and the Company. +
 10.02  Transition Services Agreement dated March 11, 1997 between National
        Semiconductor and the Company.+
 10.03  Fairchild Foundry Services Agreement dated March 11, 1997 between
        National Semiconductor and the Company. +
 10.04  Revenue Side Letter dated March 11, 1997 between National Semiconductor and the Company. +
 10.05  Fairchild Assembly Services Agreement dated March 11, 1997 between
        National Semiconductor and the Company. +
 10.06  National Foundry Services Agreement dated March 11, 1997 between National
        Semiconductor and the Company. +
 10.07  National Assembly Services Agreement dated March 11, 1997 between
        National Semiconductor and the Company. +
 10.08  Mil/Aero Wafer and Services Agreement dated March 11, 1997 between
        National Semiconductor and the Company. +
 10.09  Shared Services Agreement (South Portland) dated March 11, 1997 between
        National Semiconductor and the Company.+
 10.10  Credit Agreement dated March 11, 1997 among the Company, Fairchild
        Holdings, Various Banks, Bankers Trust Company, Credit Suisse First
        Boston Corporation and Canadian Imperial Bank of Commerce.+
 10.11  Corporate Agreement dated February 20, 1992 between Torex Semiconductor
        Ltd. and National Semiconductor. +
 10.12* Assembly/Test Subcontract Agreement dated August 13, 1998 between NS
        Electronics Bangkok (1993) Ltd. and the Company.
 10.13  Supply Agreement dated January 20, 1996 between National Semiconductor and Dynacraft Industries Sdn. Bhd. +

EXHIBIT
  NO.                                  DESCRIPTION
------- -------------------------------------------------------------------------
 10.14  Licensing and Manufacturing Agreement dated April 27, 1990 between
        National Semiconductor and Waferscale Integration, Inc. +
 10.15  Qualified Titles Corresponding to Registry Title Nos. 19, 44 and 3400-Mk
        12 from the State of Penang, Malaysia and corresponding Sale and Purchase
        Agreements, each dated March 11, 1997, between National Semiconductor
        Sdn. Bhd. and Fairchild Semiconductor Sdn. Bhd.+
 10.16  Lease Agreement dated October 10, 1979 between Export Processing Zone
        Authority and Fairchild Semiconductor (Hong Kong) Limited, and
        Supplemental Agreements thereto dated May 1, 1982; December 12, 1983;
        August 17, 1984; March 10, 1987; February 16, 1990; August 25, 1994; May
        29, 1995; June 7, 1995; November 9, 1995; and October 24, 1996.+
 10.17  Lease for Santa Clara Facilities dated as of March 11, 1997 between
        National Semiconductor and the Company.+
 10.18  Shared Facilities Agreement (South Portland) dated March 11, 1997 between
        National Semiconductor and the Company.+
 10.19  Environmental Side Letter dated March 11, 1997 between National
        Semiconductor and the Company.+
 10.20  Master Sublease Agreement dated March 11, 1997 between National
        Semiconductor and the Company and Master Lease Agreement dated December
        13, 1994 between General Electric Capital Corporation and National
        Semiconductor.+
 10.21  Fairchild NSC Deferred Compensation Plan Trust established effective
        March 11, 1997.+
 10.22  Fairchild NSC Deferred Compensation Plan assumed and continued, effective
        March 11, 1997 (included as Schedule A to Exhibit 10.21).+
 10.23  Fairchild Benefit Restoration Plan.+
 10.24  Fairchild Incentive Plan.+
 10.25  FSC Semiconductor Corporation Executive Officer Incentive Plan.+
 10.26  FSC Semiconductor Corporation Stock Option Plan.+
 10.27  Employment Agreement dated March 11, 1997 among the Company, Fairchild
        Holdings, Sterling and Kirk P. Pond.+
 10.28  Employment Agreement dated March 11, 1997 among the Company, Fairchild
        Holdings, Sterling and Joseph R. Martin.+
 10.29  Credit Agreement--Amended and Restated as of December 31, 1997 (1).
 10.30  Employee Stock Purchase Savings Plan, as amended as of June 25, 1998 (3).
 10.31  Fairchild Revocable Savings Plan Trust, dated February 20, 1998, executed by Fleet Bank of Maine, as trustee (3).
 10.32* Amendment to Securities Purchase and Holders Agreement dated May 29, 1998
 10.33* Form of Promissory Note between the Company and Management Investors dated June 3, 1998
 21.1*  List of subsidiaries of the Company
 27.1*  Financial Data Schedule for the Company.

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