Form 10-Q
period 1999-11-28
FAIRCHILD SEMICONDUCTOR CORP
filed 2000-01-11
CIK 1038272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1999

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


                               333 WESTERN AVENUE
                           SOUTH PORTLAND, MAINE 04106
          (Address of principal executive offices, including zip code)
                                 (207) 775-8100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the issuer's classes of common stock as of the close of business on December 31, 1999:

                  Title of Each Class                  Number of Shares
         --------------------------------------        ----------------
         Common Stock, par value $.01 per share              100

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Three and Six Months Ended November 28, 1999 and
            November 29, 1998                                                3

         Condensed Consolidated Balance Sheets as of November 28, 1999
            (Unaudited) and May 30, 1999                                     4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended November 28, 1999 and
            November 29, 1998                                                5

         Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                      6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17


SIGNATURE                                                                   18

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (IN MILLIONS) (UNAUDITED)

                              Three Months Ended          Six Months Ended
                          --------------------------  --------------------------
                          November 28,  November 29,  November 28,  November 29,
                              1999         1998           1999          1998
                             ------       ------         ------        ------
Revenue:
   Net sales--trade          $328.1       $152.0         $619.5        $287.1
   Contract manufacturing      28.7         15.9           61.8          32.1
                             ------       ------         ------        ------
      Total revenue           356.8        167.9          681.3         319.2

Operating expenses:
   Cost of sales              223.1        118.4          428.1         224.7
   Cost of contract
      manufacturing            20.4         13.9           44.4          28.5
   Research and development    15.7          9.1           29.7          18.3
   Selling, general and
      administrative           53.3         23.6          109.7          46.2
   Restructuring and
      impairments                --           --             --           4.5
                             ------       ------         ------        ------
      Total operating
         expenses             312.5        165.0          611.9         322.2
                             ------       ------         ------        ------

Operating income (loss)        44.3          2.9           69.4          (3.0)

Interest expense, net          18.3         12.7           46.4          24.6
                             ------       ------         ------        ------

Income (loss) before
   income taxes                26.0         (9.8)          23.0         (27.6)

Provision (benefit) for
   income taxes                 3.5         (2.0)           4.1          (5.5)
                             ------       ------         ------        ------

Net income (loss)            $ 22.5       $ (7.8)        $ 18.9        $(22.1)
                             ======       ======         ======        ======

     See accompanying notes to condensed consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                      November 28,     May 30,
                                                         1999           1999
                                                       --------       --------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $  123.6       $   62.4
  Receivables, net                                        145.9          129.7
  Inventories                                             162.4          148.6
  Other current assets                                     14.9           65.7
                                                       --------       --------
    Total current assets                                  446.8          406.4
Property, plant and equipment, net                        362.8          360.2
Intangible assets, net                                    264.0          278.5
Other assets                                               41.6           50.6
                                                       --------       --------
    Total assets                                       $1,115.2       $1,095.7
                                                       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt                    $    1.4       $   14.1
  Accounts payable                                         99.4          105.7
  Accrued expenses and other current liabilities           89.8           85.0
                                                       --------       --------
    Total current liabilities                             190.6          204.8
Long-term debt, less current portion                      717.2          895.9
Other liabilities                                           4.3            1.4
                                                       --------       --------
    Total liabilities                                     912.1        1,102.1
                                                       --------       --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock                                               --             --
  Additional paid-in capital                              252.6           62.0
  Accumulated deficit                                     (49.5)         (68.4)
                                                       --------       --------
    Total stockholder's equity (deficit)                  203.1           (6.4)
                                                       --------       --------
    Total liabilities and stockholder's equity
      (deficit)                                        $1,115.2       $1,095.7
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS)(UNAUDITED)

                                                                              Six Months Ended
                                                                       -----------------------------
                                                                       November 28,     November 29,
                                                                           1999             1998
                                                                          ------           ------
Cash flows from operating activities:
Net income (loss)                                                         $ 18.9           $(22.1)
     Adjustments to reconcile net income (loss) to cash
       provided by (used in) operating activities:
     Depreciation and amortization                                          69.9             47.4
     Amortization of deferred compensation                                   1.1               --
     Restructuring charges, net of cash expended                              --              1.9
     Non-cash interest expense                                               8.9              1.8
     Loss (gain) on disposal of property, plant and equipment                0.2             (0.1)
     Deferred income taxes                                                  (1.6)            (5.2)
Changes in operating assets and liabilities, net:
     Receivables                                                           (16.2)           (18.0)
     Inventories                                                           (16.0)             6.6
     Other current assets                                                    4.7              7.0
     Current liabilities                                                     2.7            (19.9)
     Other assets and liabilities                                            2.3             (3.3)
                                                                          ------           ------
                 Cash provided by (used in) operating activities            74.9             (3.9)
                                                                          ------           ------

Cash flows from investing activities:
     Capital expenditures                                                  (53.8)           (19.4)
     Proceeds from sale of property, plant and equipment                     0.9              1.0
     Purchase of molds and tooling                                          (0.9)            (1.4)
     Refund of value added tax paid in connection with
        acquisition                                                         40.9               --
                                                                          ------           ------
                 Cash used in investing activities                         (12.9)           (19.8)
                                                                          ------           ------

Cash flows from financing activities:
     Proceeds from revolving credit facility, net                             --             31.5
     Repayment of long-term debt                                          (191.4)            (3.1)
     Capital contribution from Fairchild International                     190.6               --
                                                                          ------           ------
                 Cash provided by (used in) financing activities            (0.8)            28.4
                                                                          ------           ------

Net change in cash and cash equivalents                                     61.2              4.7
Cash and cash equivalents at beginning of period                            62.4              6.5
                                                                          ------           ------
Cash and cash equivalents at end of period                                $123.6           $ 11.2
                                                                          ======           ======

     See accompanying notes to condensed consolidated financial statements.

              FAIRCHILD SEMICONDUCTOR CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheets of Fairchild Semiconductor Corporation (the "Company") as of November 28, 1999 and May 30, 1999 and the Condensed Consolidated Statements of Operations for the three and six month periods ended November 28, 1999 and November 29, 1998 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended November 28, 1999 and November 29, 1998 were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 30, 1999.

         Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

                                 November 28,     May 30,
                                     1999          1999
                                 ------------     -------
                                        (In millions)
Raw materials                       $ 13.7         $ 13.6
Work in process                       97.4           93.1
Finished goods                        51.3           41.9
                                    ------         ------
     Total inventories              $162.4         $148.6
                                    ======         ======

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

                                        Six Months Ended
                                  ----------------------------
                                  November 28,    November 29,
                                      1999            1998
                                  ------------    ------------
                                         (In millions)
Cash paid for:
  Income taxes                       $ 1.5           $ 1.0
                                     =====           =====
  Interest                           $42.1           $22.7
                                     =====           =====

NOTE 4 - SEGMENT INFORMATION

         During the second quarter of stub year 1999, the Company integrated the power device business acquired from Samsung Electronics in April of 1999, into its existing Analog and Mixed Signal Products Division and its Discrete Power and Signal Technologies Group product line operating segments. In addition, the Company's Logic Products Group was renamed the Interface and Logic Products Group, reflecting this segment's emphasis on its Interface products. These changes were approved by the Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. Selected operating segment financial information for the three and six months ended November 28, 1999 and November 29, 1998 is as follows:

                                             Three Months Ended
                      ---------------------------------------------------------
                          November 28, 1999               November 29, 1998
                      --------------------------     --------------------------
                                Contract                       Contract
                                 Manu-                          Manu-
REVENUE:              Trade    facturing  Total      Trade    facturing  Total
                      ------   ---------  ------     ------   ---------  ------
                                             (In millions)
Analog                $ 79.7     $  --    $ 79.7     $ 17.7     $  --    $ 17.7
Discrete               147.1       9.7     156.8       45.7       1.5      47.2
Interface and Logic     84.0      19.0     103.0       67.9      14.4      82.3
Memory                  17.3        --      17.3       20.7        --      20.7
                      ------     -----    ------     ------     -----    ------
   Total              $328.1     $28.7    $356.8     $152.0     $15.9    $167.9
                      ======     =====    ======     ======     =====    ======


                                           Six Months Ended
                      ---------------------------------------------------------
                          November 28, 1999               November 29, 1998
                      --------------------------     --------------------------
                                Contract                       Contract
                                 Manu-                          Manu-
REVENUE:              Trade    facturing  Total      Trade    facturing  Total
                      ------   ---------  ------     ------   ---------  ------
                                             (In millions)
Analog                $151.3     $  --    $151.3     $ 34.6     $  --    $ 34.6
Discrete               277.6      22.7     300.3       84.5       4.3      88.8
Interface and Logic    156.7      39.1     195.8      128.7      27.8     156.5
Memory                  33.9        --      33.9       39.3        --      39.3
                      ------     -----    ------     ------     -----    ------
   Total              $619.5     $61.8    $681.3     $287.1     $32.1    $319.2
                      ======     =====    ======     ======     =====    ======


                          Three Months Ended            Six Months Ended
                      ---------------------------------------------------------
                      November 28,   November 29,   November 28,   November 29,
OPERATING INCOME          1999           1998           1999           1998
  (LOSS):                 ----           ----           ----           ----
                                            (In millions)
Analog                    $ 7.7          $0.8          $20.9           $ 0.7
Discrete                   20.5           2.5           32.0             4.4
Interface and Logic        15.5           6.8           24.6             9.8
Memory                      0.6          (7.2)           0.2           (13.4)
Other unusual charges (1)    --            --           (8.3)           (4.5)
                          -----          ----          -----           -----
   Total                  $44.3          $2.9          $69.4           $(3.0)
                          =====          ====          =====           =====

(1) For the six months ended November 28, 1999, the amount represents a one-time charge for the write-off of receivables from the management investors to pay their federal and state individual income tax liabilities resulting from the lapse of risks of forfeiture with respect to their ownership of the Class A Common Stock of the Company's parent, Fairchild Semiconductor International, Inc. ("Fairchild International"). Such receivables were cancelled as a result of initial public offering. This write-off includes amounts to discharge the individual tax liabilities associated with the cancellation. For the six months ended November 29, 1998, the amount represents a restructuring charge for severance related to a workforce reduction and certain asset write-offs.

NOTE 5 - RESTRUCTURING AND IMPAIRMENTS

         Substantially all amounts have been expended with respect to the Company's fiscal 1999 restructuring actions with the exception of the analog wafer production transfer to South Portland, Maine. The following table summarizes the activity of the remaining active restructuring plan:

Fourth Quarter fiscal 1999 Mountain View Restructuring (In millions):

    Total charge                                     $10.0
    Non-cash items                                    (3.4)
                                                     -----
         Accrual balance as of May 30, 1999            6.6
    Cash Payments                                     (0.6)
                                                     -----
         Accrual balance as of August 29, 1999         6.0
    Cash payments                                     (3.2)
                                                     -----
         Accrual balance as of November 28, 1999     $ 2.8
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

         The Company has changed its fiscal year end from the last Sunday in May to the last Sunday in December. This discussion covers the first six months of the transition period from May 31, 1999 to December 26, 1999. Throughout this discussion, we refer to the second quarter and first six months of the transition period as the second quarter and first six months of "stub year 1999." The comparable quarter and six month period a year ago is referred to as the second quarter and first six months of "fiscal 1999." The Company will file an annual report on Form 10-K for the transition period from May 31, 1999 to December 26, 1999.

RESULTS OF OPERATIONS

         The Company generated net income of $22.5 million in the second quarter of stub year 1999, compared to a net loss of $7.8 in the second quarter of fiscal 1999. The Company generated net income of $18.9 million in the first six months of stub year 1999, compared to a net loss of $22.1 million in the first six months of fiscal 1999. Excluding amortization of acquisition-related intangibles of $8.4 million and $0.8 million, respectively, in the second quarter of stub year 1999 and fiscal 1999, net of tax effect, the Company had adjusted net income of $30.9 million for the second quarter of stub year 1999, compared to an adjusted net loss of $7.1 million for the second quarter of fiscal 1999. On a year to date basis, excluding unusual charges and amortization of acquisition-related intangibles of $15.5 million and $16.9 million, respectively, in the first six months of stub year 1999, and $4.5 million and $1.6 million, respectively, in the first six months of fiscal 1999, net of tax effect, the Company had adjusted net income of $51.3 million for the first six months of stub year 1999, compared to an adjusted net loss of $17 million in the first six months of fiscal 1999. Unusual charges in the first six months of stub year 1999 included initial public offering-related charges of $8.3 million, recorded in selling, general and administrative expense ("SG&A"), for the forgiveness of certain loans made to the Company's management for payment of individual income tax liabilities resulting from their ownership of Fairchild International common stock, and $7.2 million, recorded in interest expense, for the write-off of deferred financing fees associated with the debt repaid with the proceeds from the initial public offering. Unusual charges in the first six months of fiscal 1999 were due to restructuring charges as a result of a workforce reduction. Operating income was $44.3 million for the second quarter of stub year 1999, as compared to operating income of $2.9 million in the same period last year. Excluding unusual charges, the Company had operating income for the first six months of stub year 1999 of $77.7 million as compared to operating income of $1.5 million for the same period last year. The increase in operating income for both the second quarter and first six months of stub year 1999 over the comparable periods last year is due to the acquisition of the Power Device Business (the "power device business") of Samsung Electronics Co., Ltd. ("Samsung Electronics") and higher revenues and gross profits due to new product introductions and improved business conditions, resulting in higher factory utilization in the second quarter and first six months of stub year 1999 compared to the second quarter and first six months of fiscal 1999.

         All operating segments reported improved operating results in the second quarter and first six months of stub year 1999 as compared to the corresponding periods during fiscal 1999. Analog had operating income of $7.7 million and $20.9 million, respectively, in the second quarter and first six months of stub year 1999 as compared to operating income of $0.8 million and $0.7 million, respectively, in the second quarter and first six months of fiscal 1999. Excluding analog power device products, Analog had operating losses of $3.3 million and $5.9 million, respectively, for the three and six months ended November 28, 1999. The increases in Analog's operating losses (excluding analog power device products) were due to unfavorable sales mix and increased inventory valuation reserves in anticipation of the closure of the Mountain View, California wafer fab, which occurred in the second quarter of stub year 1999. Discrete operating income was $20.5 million and $32.0 million, respectively, in the second quarter and first six months of stub year 1999, as compared to $2.5 million and $4.4 million, respectively, in the second quarter and first six months of fiscal 1999. Excluding discrete power device products, Discrete had operating income of $8.7 million and $10.2 million, respectively, for the three and six months ended November 28, 1999. Interface and Logic operating income was $15.5 million and $24.6 million, respectively, in the second quarter and first six months of stub year 1999 as compared to $6.8 million and $9.8 million, respectively, in the corresponding periods last year. The increases in Discrete and Interface and Logic operating income were due to higher revenues and improved gross profits due to improved factory utilization and, in the case of Discrete, higher average selling prices. Memory had operating income of $0.6 million and $0.2 million, respectively, in the second quarter and first six months of stub year 1999 as compared to operating losses of $7.2 million and $13.4 million, respectively, in the second quarter and first six months of fiscal 1999. The decreases in Memory operating losses are due to the benefit from the implementation of the Memory restructuring plan in the fourth quarter of fiscal 1999.

         Excluding depreciation and amortization of $35.5 million and $71.0 million in the second quarter and first six months of stub year 1999, respectively, and $24.1 million and $47.4 million in the comparable periods of fiscal 1999, and unusual charges, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $79.8 million and $148.7 million in the second quarter and first six months of stub year 1999, respectively, compared to $27.0 million and $48.9 million in the comparable periods of fiscal 1999. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

         The Company's revenues consist of trade sales to unaffiliated customers (92.0% and 90.9% of total revenues in the second quarter and first six months of stub year 1999, respectively, and 90.5% and 89.9% in the comparable periods of fiscal 1999) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (8.0% and 9.1% of total revenues in the second quarter and first six months of stub year 1999, respectively, and 9.5% and 10.1% in the comparable periods of fiscal 1999).

         Trade sales increased 115.9% to $328.1 million in the second quarter of stub year 1999 compared to $152.0 million in the second quarter of fiscal 1999. On a year to date basis, trade sales increased 115.8% to $619.5 million as compared to $287.1 million for the same period a year ago. Excluding sales from the power device business, trade sales increased 26.6% and 23.6%, respectively, for the three and six months ended November 28, 1999 over the comparable periods in fiscal 1999, as higher sales volume offset lower average selling prices. Average selling prices for the second quarter and first six months of stub year 1999 were lower than the second quarter and first six months of fiscal 1999, despite higher average selling prices in the second quarter of stub year 1999 over the first quarter of stub year 1999, particularly for Discrete and Interface and Logic products. The increase in trade sales is attributable to improved demand due to strength in end-markets such as personal computers and telecommunications and an economic recovery in the Asia/Pacific region. Sales growth was observed across all segments except Memory, whose sales declined as a result of exiting certain unprofitable product lines. Excluding power device products, Analog, Discrete and Interface and Logic trade sales were up 12.5%, 56.2% and 23.8%, respectively, in the second quarter of stub year 1999 over the second quarter of fiscal 1999. On a year-to-date basis, Analog, Discrete and Interface and Logic trade sales were up 9.2%, 49.7% and 21.8%, respectively, over the comparable period a year ago.

         Approximately 69.1 % and 69.2% of the Company's trade revenues were generated from Analog, Discrete and Power Device products in the second quarter and first six months of stub year 1999, respectively.

         Geographically, 21.1%, 12.0%, 46.2% and 20.7% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the second quarter of stub year 1999. Excluding sales from the power device business, 29.7%, 16.5% and 53.8% of trade sales were derived from North America, Europe and Asia/Pacific (including Korea), respectively, compared to 38.9%, 18.3% and 42.8% in the second quarter of fiscal 1999. On a year to date basis, 22.2%, 12.2%, 44.6% and 21.0% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively. Excluding sales from the power device business, 32.1%, 17.1% and 50.8% of trade sales were derived from North America, Europe and Asia/Pacific (including Korea), respectively, as compared to 40.4%, 18.5% and 41.1% in the first six months of fiscal 1999. Excluding sales from the power device business, the Asia/Pacific and European regions saw increases in trade sales in the second quarter of stub year 1999 over the second quarter of fiscal 1999 of 59.0% and 14.4%, respectively, while North American revenues decreased 3.0%. For the first six months of stub year 1999, excluding sales from the power device business, Asia/Pacific and Europe saw increases in trade sales over the first six months of fiscal 1999 of 53.0% and 14.2%, respectively, while North American revenues decreased by 2.0%. The increases in the Asia/Pacific region are due to strength in the consumer and personal computer markets, as well as improved market conditions. The increases in Europe are due to improved telecommunications, consumer and distribution markets. The decreases in North America are due mainly to the continued move of contract manufacturers to locations outside North America.

          Contract manufacturing revenues increased 80.5% to $28.7 million in the second quarter of stub year 1999 compared to $15.9 million in the second quarter of fiscal 1999. Excluding contract manufacturing services provided to Samsung Electronics, contract manufacturing revenues increased 35.8% in the second quarter of stub year 1999 over the second quarter of fiscal 1999. For the first six months of stub year 1999, contract manufacturing revenues increased 92.5% to $61.8 million as compared to $32.1 million for the same period a year ago. Excluding contract manufacturing services provided to Samsung Electronics, contract manufacturing revenue increased 45.5% in the first six months of stub year 1999 over the same period a year ago. The increases reflect increased demand from National Semiconductor.

GROSS PROFIT

         Gross profit increased 218.3% to $113.3 million in the second quarter of stub year 1999 compared to $35.6 million in the second quarter of fiscal 1999. Excluding the gross profit derived from power device products, gross profit increased 77.0% in the second quarter of stub year 1999 over the second quarter of fiscal 1999. As a percentage of trade sales, gross trade profits were 32.0% in the second quarter of stub year 1999. Excluding the power device business, gross trade profits as a percentage of trade sales were 30.6% in the second quarter of stub year 1999 compared to 22.1% in the second quarter of fiscal 1999. Gross profit increased 216.4% to $208.8 million in the first six months of stub year 1999 compared to $66.0 million in the first six months of fiscal 1999. Excluding the gross profit derived from power device products, gross profit increased 62.4% in the first six months of stub year 1999 over the comparable period of fiscal 1999. As a percentage of trade sales, gross trade profits were 30.9% in the first six months of stub year 1999. Excluding the power device business, gross trade profits as a percentage of trade sales were 27.7% in the first six months of stub year 1999 compared to 21.7% in the first six months of fiscal 1999. The increase in gross trade profit as a percentage of trade sales was due to the favorable effect of increased factory utilization and the full benefit of cost reduction actions undertaken in fiscal 1999, offset by lower average selling prices. Average selling prices for the second quarter and first six months of stub year 1999 were lower than the second quarter and first six months of fiscal 1999, despite higher average selling prices in the second quarter of stub year 1999 over the first quarter of stub year 1999, particularly for Discrete and Interface and Logic products.

         Contract manufacturing gross profit increased 315.0% to $8.3 million in the second quarter of stub year 1999 compared to $2.0 million in the second quarter of fiscal 1999. For the six months ended November 28, 1999, contract manufacturing gross profit increased 383.3% to $17.4 million as compared to $3.6 million for the first six months of fiscal 1999. The increase in contract manufacturing gross profit is due to incremental business with Samsung Electronics as a result of the acquisition of the power device business and greater demand from National Semiconductor reflective of improved market conditions. Contract manufacturing gross profit for the second quarter and first six months of fiscal 1999 included $5.4 million and $11.6 million, respectively, of fixed cost reimbursement under the Company's manufacturing agreements with National Semiconductor.

RESEARCH AND DEVELOPMENT

         Research and development expenses ("R&D") were $15.7 million, or 4.8% of trade sales, in the second quarter of stub year 1999, compared to $9.1 million, or 6.0% of trade sales, in the second quarter of fiscal 1999. On a year-to-date basis, R&D was $29.7 million, or 4.8% of trade sales, compared to $18.3 million, or 6.4% of trade sales, for the comparable period of fiscal 1999. The increase in R&D expenses is driven by the dedicated R&D costs incurred by the power device business in the second quarter and first six months of stub year 1999 which the Company did not incur in fiscal 1999. R&D efforts are focused on the Company's growth products (Analog, DMOS power and CMOS logic). In the second quarter and first six months of stub year 1999, R&D expenditures were 5.5% and 5.5% of trade sales, respectively, for these growth products as compared to 8.8% and 9.2%, respectively, for the second quarter and first six months of fiscal 1999. R&D expenditures for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM) were less than 1% of trade sales for the second quarter and first six months of both stub year 1999 and fiscal 1999. The decrease in R&D expenditures for growth products as a percentage of trade sales is due to the relatively small R&D requirements of the power device business as a percentage of trade sales.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses ("SG&A") were $53.3 million, or 16.2% of trade sales, in the second quarter of stub year 1999, compared to $23.6 million, or 15.5% of trade sales, in the second quarter of fiscal 1999. On a year-to-date basis, SG&A expenses were $109.7 million, or 17.7% of trade sales, compared to $46.2 million, or 16.1% of trade sales, for the comparable period of fiscal 1999. SG&A expenses in the first six months of stub year 1999 include an unusual charge of $8.3 million taken in the first quarter of stub year 1999 for the forgiveness of certain loans made to the Company's management investors for payment of individual income tax liabilities resulting from their ownership of the Company's common stock. Excluding this unusual charge, SG&A was $101.4 million, or 16.4% of trade sales, in the first six months of stub year 1999. The increase in SG&A expenses (excluding the unusual charge) is primarily the result of the incremental SG&A expenses and intangible asset amortization of the power device business, which the Company did not incur in the second quarter and first six months of fiscal 1999, and increased selling expenses for the pre-existing business due to higher sales volume.

RESTRUCTURING

         The Company incurred a pre-tax restructuring charge of approximately $4.5 million in the first six months of fiscal 1999. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs related to the reduction of approximately 600 salaried, hourly and temporary positions, then representing approximately 10% of the Company's payroll. Substantially all amounts have been expended with respect to the Company's fiscal 1999 restructuring actions with the exception of the Analog wafer production transfer to South Portland, Maine. Approximately $3.2 million and $3.8 million was expended in the second quarter and first six months of stub year 1999, respectively, for this transfer with an estimated $2.8 million of accrued liabilities expected to be expended by the end of the first quarter of 2000.

INTEREST EXPENSE, NET

         Interest expense, net was $18.3 million and $46.4 million in the second quarter and first six months of stub year 1999, respectively, compared to $12.7 million and $24.6 million in the comparable periods of fiscal 1999. Interest expense, net in the first six months of stub year 1999 includes an unusual charge of $7.2 million for the write-off of deferred financing fees associated with debt retired with the proceeds from the IPO. Excluding this charge, interest expense, net was $39.2 million in the first six months of stub year 1999. The increases, excluding the unusual charges, is principally the result of indebtedness incurred to finance the power device business acquisition, which occurred in the fourth quarter of fiscal 1999.

INCOME TAXES

         Income tax expense was $3.5 million and $4.1 million for the second quarter and first six months of stub year 1999, respectively, compared to a tax benefit of $2.0 million and $5.5 million in the second quarter and first six months of fiscal 1999. The effective tax rates for the second quarter and first six months of stub year 1999 were 13.5% and 17.8%, respectively, compared to 20.4% and 19.9% in the second quarter and first six months of fiscal 1999. The stub year 1999 second quarter and first six months tax provisions are based on income generated from the Company's foreign operations, excluding Korea where the Company benefits from a tax holiday. The increase in the tax provision is due to profits earned in stub year 1999 and the Company's limited ability to currently recognize the full benefit of U.S. net operating loss carryforwards.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

         In connection with its acquisitions of the power device business and the Raytheon Semiconductor business completed in fiscal 1999 and fiscal 1998, respectively, the Company allocated a portion of each purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the dates of the acquisitions, the development of these projects had no alternative future uses. Accordingly, these costs were expensed as of each respective acquisition date.

         The financial results of the power device business to date have been consistent, in all material respects, with the assumptions of the Company at the time of the acquisition as they relate to the value of the purchased in-process research and development. Actual results to date on Raytheon products have fallen short of expectations due to unfavorable market conditions during the recent industry downturn and higher than expected costs on certain projects. The Company has addressed the cost issues in the restructuring of its Mountain View facility and expects improvement in demand for these products as market conditions continue to improve. The weaker cash flows from these projects have not had, nor are expected to have, any material adverse impact on the results of the Company or its financial position, including the recoverability of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a borrowing capacity of $100.0 million for working capital and general corporate purposes under the revolving credit facility. No amount was drawn under the revolving credit facility at November 28, 1999.

            The senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes do, and other debt instruments The Company may enter into in the future may, impose various restrictions and covenants on the Company which could potentially limit The Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, limitations on borrowing money, and limitations on capital expenditures, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit the Company's ability to modify its certificate of incorporation, bylaws, shareholder agreements or similar arrangements. In addition, the senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of the Company's subsidiaries to make dividends or advances to the Company. However, the Company's subsidiaries are permitted without material restrictions under its debt instruments to make dividends or advances to Fairchild Semiconductor Corporation. The Company believes that those funds permitted to be transferred, together with existing cash, will be sufficient to meet our cash obligations. The Company expects that its existing cash, together with available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

            As of November 28, 1999, the Company's cash and cash equivalents balance was $123.6 million, an increase of $61.2 million from May 30, 1999.

           During the first six months of stub year 1999, the Company's operations provided $74.9 million in cash compared to a use of $3.9 million of cash in the first six months of fiscal 1999. The increase in cash provided by operating activities reflects an increase in net income adjusted for non-cash items of $73.7 million as well as an increase in cash flows from changes in operating assets and liabilities of $5.1 million. Cash used in investing activities during the first six months of stub year 1999 totaled $12.9 million, compared to a use of $19.8 million in the first six months of fiscal 1999. The difference primarily relates to the refund of Korean value added taxes paid as a result of the acquisition of the power device business offset by higher capital expenditures. Capital expenditures in the first six months of stub year 1999 were made principally to add capacity in the Company's assembly and test manufacturing facilities, whereas in the first six months of fiscal 1999, capital expenditures were made primarily to install the Company's enterprise software system. Capital expenditures for the balance of stub year 1999 will be made primarily to increase capacity in the Company's manufacturing facilities. Cash used in financing activities for the first six months of stub year 1999 includes the repayment of the Tranche A term loan and partial repayment of the Tranche B term loan, in each case under the Company's senior credit facilities, in the aggregate amount of $190.6 million with the proceeds received from a capital contribution from Fairchild International. Cash provided by financing activities of $28.4 million in the first six months of fiscal 1999 was due to proceeds received from the Company's revolving credit line.

OUTLOOK AND BUSINESS RISKS

         The statements contained under this heading and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than statements of historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. The statements about the Company's expectations about market conditions, revenues and earnings in the second paragraph below are examples of forward-looking statements in this report. Forward-looking statements are made based on current expectations and management's estimates, which involve risks and uncertainties, including those described in the following paragraph. Other factors that may affect the Company's future operating results are described in The Company's annual report on Form 10-K for the fiscal year ended May 30, 1999, which was filed with the Securities and Exchange Commission on August 27, 1999, under the caption "Business-Risk Factors." Such risks and uncertainties could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report on Form 10-Q, which speak only as of the date hereof. The Company assumes no obligation to update such information.

         The following factors may affect the Company's future operating results: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate its products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in our markets; (vi) the ability to efficiently integrate the operations of the power device business into the Company and the risk of losing customers or employees of the acquired operation; (vii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (viii) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (ix) uncertainties and legal risks associated with the dependence on, and potential disputes concerning patents and other intellectual property rights; and (x) foreign currency and other risks associated with operating a global business.

            Market conditions have been generally improving since the third quarter of fiscal 1999. Strong bookings and demand throughout the historically slower summer season continued into the second quarter of stub year 1999, which ended November 28, 1999. A portion of the bookings increase seen in both the first and second quarters of stub year 1999 has occurred as industry-wide leadtimes have extended and customers have committed their backlog for a longer period of time. Going forward, the Company expects sequential bookings increases to return to more normal seasonal patterns. Further significant lengthening of leadtimes are not anticipated. The Semiconductor Industry Association forecasts calendar year 2000 industry sales growth of 14-22% compared to calendar year 1999 for our targeted investment areas in the power transistor, voltage regulator/reference generator and interface markets. Fairchild Semiconductor Corporation expects its revenue growth in these focused areas to be at least at market growth rates. Fairchild Semiconductor Corporation believes that industry-wide demand is meeting supply in many product areas, leading to some price firming during the second quarter of stub year 1999. If tightening market trends continue, the Company's management expects that prices will continue to stabilize or rise slowly through the first half of calendar year 2000. Management expects that margins will continue to improve slowly as a result of these price increases, better new product mix, manufacturing cost reductions and better overhead spreading. Potential factors that may preclude us from realizing any or all of these expectations include, but are not limited to, softening of industry-wide demand, renewed industry-wide price competition, failure to execute new product development plans and failure to execute capacity expansion plans.

            On September 21, 1999, Taiwan experienced a major earthquake. The earthquake and resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. The Company has no manufacturing facilities in Taiwan. However, the Company has a number of customers, primarily personal computer manufactures, located there. Fairchild Semiconductor Corporation has not experienced any significant impact on its revenue in that region as a result of the earthquake.

            The power device business currently sells its products in Asia through a network of exclusive sales agents on a commission basis. The prices for which products are sold include the commission. The commissions are recorded as a selling expense. Effective January 1, 2000, as part of the integration of the power device business into The Company's operations, the power device business is ending these arrangements, and the products will be sold through the Company's existing distribution network at market prices. Had the prospective arrangement been in place during stub year 1999, revenues, gross profits and

SG&A would each be reduced by approximately $5.1 million and $10.0 million for the three and six months ended November 28, 1999, respectively.

YEAR 2000 COMPLIANCE

            In the fourth quarter of Fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National Semiconductor's business systems. The system, which became operational for several of the Company's critical business processes in the first half of fiscal 1999, is year 2000 compliant. Additional modules of the system are scheduled to be implemented through Fiscal 2000. For those legacy systems that were not converted by December 31, 1999, year 2000 remediation projects were completed in October 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. Additionally, internal resources had been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. Identification of systems and equipment that are not year 2000 compliant and remediation projects to correct identified problems have been completed. The Company also reviewed the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company worked with its customers to identify potential year 2000 issues with its products. The company has completed its assessments. The Company does not believe there are any year 2000 problems with its products. No year 2000 issues were noted with its key suppliers which in the Company's opinion would cause a major disruption to its operations. In the first quarter of stub year 1999 and in fiscal 1999, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be less than $0.1 million. Although we believe the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company has completed the preparation of contingency plans. These plans cover manufacturing equipment, information services and facilities. In addition, contingency plans were prepared in the event that key suppliers fail to become year 2000 compliant. For example, for key materials which are imported from outside the U.S., arrangements were made to insure at least four weeks of available supply. The Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

            As of the date of this filing, the Company has not experienced any significant year 2000 problems with its internal systems or equipment, nor has the Company detected any significant year 2000 problems affecting its customers or suppliers.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in the Company's Annual Report on Form 10-K for the year ended May 30, 1999 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 31 of the Company's Annual Report on Form 10-K for the year ended May 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 2, 1999, Fairchild Semiconductor Corporation was named as a defendant in a patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The complaint filed in the suit alleges that some of the Company's products infringe two Siliconix patents and claims an unspecified amount of damages. The Company intends to contest these claims vigorously.

         On December 22, 1999, Fairchild International, Fairchild Semiconductor Corporation and Fairchild Korea Semiconductor Ltd. were named as defendants in a patent infringement lawsuit filed by IXYS Corporation in the United States District Court for the Northern District of California. The complaint filed in the lawsuit alleges that one or more of our products infringe one IXYS patent and claims an unspecified amount of damages. Although the Company is in the process of investigating IXYS' claims, the Company believes these claims are subject to indemnification by Samsung Electronics under the patent indemnification provisions of the Business Transfer Agreement with Samsung Electronics. As of the date of this filing, the Company is unable to assess the validity of IXYS' claims.

         In addition to the above proceedings, from time to time the Company is involved in other legal proceedings in the ordinary course of business. The Company believes that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   EXHIBITS

              27  Financial Data Schedule

         b)   REPORTS ON FORM 8-K

              Fairchild Semiconductor Corporation filed no reports on Form 8-K during the quarter ended November 28, 1999.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Fairchild Semiconductor Corporation


         Date: January 11, 2000        By:  /s/ David A. Henry
                                            ----------------------------------
                                            David A. Henry
                                            Vice President, Corporate Controller

                                            (Principal Accounting Officer)